Form 10-Q
period 1996-09-30
SECURITY CAPITAL ATLANTIC INC
filed 1996-11-13
CIK 924664

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM        TO       .

                        COMMISSION FILE NUMBER 1-12303

                    SECURITY CAPITAL ATLANTIC INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MARYLAND                              85-0415503
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

    SIX PIEDMONT CENTER, SUITE 600,                     30305
           ATLANTA, GEORGIA                          (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                (404) 237-9292
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.
                                   Yes  No X

  The number of shares outstanding of the Registrant's common stock as of November 13, 1996 was: 37,891,580

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           SECURITY CAPITAL ATLANTIC
                                 Incorporated

                                     INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
 PART I.  Condensed Financial Information
  Item 1. Financial Statements
          Condensed Balance Sheets--September 30, 1996 (unaudited) and
          December 31, 1995............................................      3
          Condensed Statements of Earnings--Three and nine months ended
          September 30, 1996 and 1995 (unaudited)......................      4
          Condensed Statements of Cash Flows--Nine months ended
          September 30, 1996 and 1995 (unaudited)......................      5
          Notes to Condensed Financial Statements......................      6
          Independent Accountants' Review Report.......................     14
  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................     15
 PART II. Other Information
  Item 4. Submission of Matters to Vote of Securities Holders..........     22
  Item 6. Exhibits and Reports on Form 8-K.............................     22

                           SECURITY CAPITAL ATLANTIC
                                 Incorporated

                           CONDENSED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1996          1995
                                                     ------------- ------------
                                                      (UNAUDITED)
                       ASSETS
                       ------
Real estate.........................................  $1,083,742     $888,928
Less accumulated depreciation.......................      36,884       23,561
                                                      ----------     --------
    Net investments in real estate..................   1,046,858      865,367
Cash and cash equivalents--unrestricted.............       5,430        6,494
Cash and cash equivalents--restricted tax-deferred
 exchange proceeds..................................      12,325          --
Other assets........................................      20,858       13,963
                                                      ----------     --------
    Total assets....................................  $1,085,471     $885,824
                                                      ==========     ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Liabilities:
  Line of credit....................................  $  234,000     $190,000
  Mortgages payable.................................     150,219      118,524
  Distributions payable.............................      14,778          --
  Accounts payable..................................      20,340       11,030
  Accrued expenses and other liabilities............      15,836        9,332
                                                      ----------     --------
    Total liabilities...............................     435,173      328,886
                                                      ----------     --------
Shareholders' equity:
  Common shares (250,000,000 authorized, 32,951,580
   issued and outstanding at September 30, 1996 and
   27,762,817 issued and outstanding at December 31,
   1995)............................................         330          278
  Additional paid-in capital........................     695,668      576,824
  Distributions in excess of net earnings...........     (45,700)     (20,164)
                                                      ----------     --------
    Total shareholders' equity......................     650,298      556,938
                                                      ----------     --------
    Total liabilities and shareholders' equity......  $1,085,471     $885,824
                                                      ==========     ========


         See accompanying notes to the condensed financial statements.

                           SECURITY CAPITAL ATLANTIC
                                  Incorporated

                        CONDENSED STATEMENTS OF EARNINGS

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        THREE-MONTH PERIODS NINE-MONTH PERIODS
                                        ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                        ------------------- -------------------
                                          1996      1995      1996      1995
                                        --------- --------- --------- ---------
Revenues:
  Rental income........................ $  35,959 $  26,969 $  99,644 $  74,251
  Interest income......................       132        64       308       160
                                        --------- --------- --------- ---------
                                           36,091    27,033    99,952    74,411
                                        --------- --------- --------- ---------
Expenses:
  Rental expenses......................    10,204     7,400    27,519    19,632
  Real estate taxes....................     3,023     2,701     9,109     7,525
  Property management fees paid to
   affiliate...........................     1,116       946     3,009     2,502
  Depreciation.........................     5,472     4,051    15,069    11,410
  Interest.............................     3,718     4,463    11,824    13,287
  REIT management fee paid to
   affiliate...........................     2,786     1,814     7,490     5,041
  General and administrative...........       132       292       479       498
  Other................................       102        33       180        52
                                        --------- --------- --------- ---------
                                           26,553    21,700    74,679    59,947
                                        --------- --------- --------- ---------
Earnings from operations...............     9,538     5,333    25,273    14,464
Gain on disposition of investments.....     1,593       --      2,255       --
                                        --------- --------- --------- ---------
Net earnings........................... $  11,131 $   5,333 $  27,528 $  14,464
                                        --------- --------- --------- ---------
Weighted average shares outstanding....    32,952    23,340    30,384    21,200
                                        --------- --------- --------- ---------
Net earnings per share................. $    0.34 $    0.23 $    0.91 $    0.68
                                        --------- --------- --------- ---------
Distributions per share:
  Declared............................. $    0.81 $    0.40 $    1.65 $    1.20
  Paid................................. $    0.42 $    0.40 $    1.26 $    1.20
                                        ========= ========= ========= =========


         See accompanying notes to the condensed financial statements.

                           SECURITY CAPITAL ATLANTIC
                                  Incorporated

                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                NINE-MONTH
                                                               PERIODS ENDED
                                                               SEPTEMBER 30,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
Operating activities
  Net earnings.............................................. $ 27,528  $ 14,464
  Adjustments to reconcile net earnings to net cash flow
   provided by operating activities:
    Depreciation and amortization...........................   16,396    12,493
    Gain on disposition of investments......................   (2,255)      --
    Increase in accounts payable............................    9,310    10,037
    Increase in accrued expenses and other liabilities......    6,504     9,006
    Increase in other assets................................   (6,406)   (2,019)
                                                             --------  --------
      Net cash flow provided by operating activities........   51,077    43,981
                                                             --------  --------
Investing activities:
  Real estate investments................................... (218,907) (185,869)
  Disposition of investment property........................   36,549       --
  Tax-deferred exchange proceeds held in escrow.............  (12,325)      --
                                                             --------  --------
      Net cash flow used in real estate investing
       activities........................................... (194,683) (185,869)
                                                             --------  --------
Financing activities:
  Repurchase of shares......................................      --    (55,000)
  Proceeds from sale of shares..............................  118,896   159,841
  Proceeds from line of credit..............................  162,000   187,000
  Proceeds from mortgage debt...............................   20,500       --
  Payments on line of credit................................ (118,000) (112,000)
  Distributions paid........................................  (38,286)  (25,439)
  Debt issuance costs incurred..............................   (1,816)   (4,167)
  Principal payments at maturity............................      --     (6,378)
  Regularly scheduled principal payments on mortgages
   payable..................................................     (752)     (421)
                                                             --------  --------
      Net cash flow provided by financing activities........  142,542   143,436
                                                             --------  --------
Net increase (decrease) in cash and cash equivalents........   (1,064)    1,548
Cash and cash equivalents, beginning of period..............    6,494     6,262
                                                             --------  --------
Cash and cash equivalents, end of period.................... $  5,430  $  7,810
                                                             ========  ========
Non-cash investing and financing activities:
  Assumption of mortgages payable upon purchase of
   multifamily properties................................... $ 11,947  $ 10,178

         See accompanying notes to the condensed financial statements.

                           SECURITY CAPITAL ATLANTIC
                                  Incorporated

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE 1 GENERAL

  The financial statements of Security Capital Atlantic Incorporated ("ATLANTIC") as of September 30, 1996 and for the three- and nine-month periods ended September 30, 1996 and 1995 are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While management of ATLANTIC believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in ATLANTIC's financial statements for the years ended December 31, 1995 and 1994 and the period from October 26, 1993 (inception) through December 31, 1993.

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of ATLANTIC's financial statements for the interim periods presented. The results of operations for the nine-month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the entire year.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  The share and per share amounts included in the financial statements reflect the reverse stock split discussed in Note 4.

NOTE 2 SPIN-OFF OF HOMESTEAD VILLAGE PROPERTIES

  On October 17, 1996 ATLANTIC completed the spin-off of its moderate priced, purpose-built, extended-stay lodging facilities known as Homestead Village(R) properties to Homestead Village Incorporated ("Homestead"). In the transaction, ATLANTIC contributed assets which consisted of one operating property, 25 properties under construction or in planning (or the rights to acquire such properties) and $16.8 million in cash. In addition, ATLANTIC entered into a funding commitment agreement to provide secured financing of up to $111.1 million to Homestead for purposes of completing the development and construction of the properties contributed in the transaction.

  The transaction resulted in ATLANTIC receiving 4,201,220 shares of common stock of Homestead in exchange for the cash and properties contributed and 2,818,517 warrants to purchase Homestead common shares at $10 per share in exchange for entering into the funding commitment agreement. On November 12, 1996 ATLANTIC will distribute the Homestead common stock and warrants to its shareholders of record on October 29, 1996. ATLANTIC shareholders will receive
 .110875 shares of Homestead common stock and .074384 Homestead warrants for each share of ATLANTIC common stock owned. ATLANTIC will receive $98.0 million of convertible mortgage notes from Homestead in exchange for funding up to $111.1 million under the funding commitment agreement. The difference between the amounts funded and the convertible mortgage notes received of $13.1 million represents a mortgage note premium which will be amortized as a reduction to interest income over the term of the convertible mortgage notes.

  ATLANTIC will realize a gain of $4,076,000 (before deducting expenses associated with the transaction) representing the excess of the value of the Homestead common stock received over the recorded basis of the properties and cash contributed. The Homestead warrants received represent a funding commitment fee which has been valued at $6.5 million. The conversion feature of the convertible mortgage notes has been valued at

                           SECURITY CAPITAL ATLANTIC
                                 Incorporated

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

$6.9 million (assuming full funding of the funding commitment). These deferred credits will be amortized as an increase to interest income over the term of the convertible mortgage notes.

  The convertible mortgage notes received from Homestead will bear interest at 9% per annum, will be due October 2006, will not be callable until 2001 and will be convertible at the option of the holder into one share of Homestead common stock for every $11.50 of principal amount outstanding. Upon full funding of ATLANTIC's convertible mortgage notes, its conversion rights would represent a 15.4% ownership in Homestead assuming conversion of all outstanding convertible mortgage notes and exercise of all outstanding warrants. The effective yield on the convertible mortgage notes, assuming full conversion of the convertible mortgage notes and exercise of all of the Homestead warrants, is estimated to be 8.46%, after giving effect to the mortgage note premium, funding commitment fee and the conversion value of the convertible mortgage notes. At September 30, 1996 no funds had been advanced pursuant to the funding commitment agreement and there were no convertible mortgage notes outstanding.

  For the nine months ended September 30, 1996, ATLANTIC's one operating Homestead Village property, which began operations in July 1996, accounted for $211,000 of ATLANTIC's net operating income or approximately 0.4%.

NOTE 3 REAL ESTATE

 Investments in Real Estate

  Investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                         SEPTEMBER 30,
                                             1996           DECEMBER 31, 1995
                                       -----------------    -----------------
                                       INVESTMENT UNITS     INVESTMENT UNITS
                                       ---------- ------    ---------- ------
Multifamily:
  Operating properties:
    Acquired.......................... $  820,964 16,323     $757,986  15,355
    Developed.........................     58,495  1,212       23,097     468
                                       ---------- ------     --------  ------
                                          879,459 17,535      781,083  15,823
                                       ---------- ------     --------  ------
  Developments under construction.....    168,209  4,632       94,094   2,958
  Developments in planning:
    Owned.............................      4,689    597(1)     9,830   1,258(1)
    Under control (2).................        --   1,780(1)       --      922(1)
                                       ---------- ------     --------  ------
                                            4,689  2,377        9,830   2,180
  Land held for future development....      2,083    --         1,294     --
                                       ---------- ------     --------  ------
Total multifamily (3).................  1,054,440 24,544      886,301  20,961
                                       ---------- ------     --------  ------
Extended-stay lodging (4):
  Operating properties:
    Developed.........................      5,017    137          --      --
                                       ---------- ------     --------  ------
  Developments under construction.....     15,271  1,054        1,199     137
  Developments in planning:
    Owned.............................      9,014    844(1)     1,428     246(1)
    Under control (5).................        --   1,480(1)       --    2,132(1)
                                       ---------- ------     --------  ------
                                            9,014  2,324        1,428   2,378
                                       ---------- ------     --------  ------
Total extended-stay lodging...........     29,302  3,515        2,627   2,515
                                       ---------- ------     --------  ------
      Total........................... $1,083,742 28,059     $888,928  23,476
                                       ========== ======     ========  ======

--------
(1) Unit information is based upon management's estimates.
(2) ATLANTIC's investment as of September 30, 1996 and December 31, 1995 for multifamily developments under control was $754,000 and $576,000, respectively, and is reflected in the "Other assets" caption of ATLANTIC's balance sheets.

                           SECURITY CAPITAL ATLANTIC
                                 Incorporated

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

(3) At September 30, 1996, ATLANTIC had unfunded commitments for multifamily developments under construction of $111.7 million, for a total completed construction cost of $280.0 million. Cost for multifamily developments in planning shown above are primarily for land acquisitions.
(4) ATLANTIC closed an agreement on October 17, 1996 to spin-off all of its extended-stay lodging assets. The spin-off is discussed in Note 2.
(5) ATLANTIC's investment as of September 30, 1996 and December 31, 1995 for extended-stay lodging developments under control was $1.7 million and $1.4 million, respectively, and is reflected in the "Other assets" caption of ATLANTIC's balance sheets. These amounts were included in ATLANTIC's contribution under the Homestead spin-off.

  The change in investments in real estate, at cost, for the nine-month period ended September 30, 1996 consisted of the following (in thousands):

      Balance at January 1, 1996.................................... $  888,928
      Acquisitions and renovation expenditures......................     96,867
      Capital improvements..........................................      2,158
      Development expenditures, including land acquisitions.........    131,829
      Dispositions..................................................    (36,040)
                                                                     ----------
      Balance at September 30, 1996................................. $1,083,742
                                                                     ==========

  ATLANTIC has acquired seven operating properties aggregating 1,752 units at a cost of $88.8 million in 1996.

 Third Party Owner-Developers

  To enhance its flexibility in developing and acquiring multifamily properties, ATLANTIC has and will enter into presale agreements with third party owner-developers to acquire properties developed by such owner-developers where the developments meet ATLANTIC's investment criteria. ATLANTIC has and will fund such developments through development loans to such owner-developers. In addition, to provide greater flexibility for the use of land acquired for development and to dispose of excess parcels, ATLANTIC plans to make mortgage loans to Atlantic Development Services Incorporated ("Atlantic Development Services") to purchase land for development. ATLANTIC owns all of the preferred stock of Atlantic Development Services, which entitles ATLANTIC to substantially all of the net operating cash flow (95%) of Atlantic Development Services. All of the common stock of Atlantic Development Services is owned by an unaffiliated trust. The common stock is entitled to receive the remaining 5% of net operating cash flow. As of September 30, 1996 the outstanding balance of development and mortgage loans made by ATLANTIC to third party owner-developers and Atlantic Development Services aggregated $15,354,000 and none, respectively. The activities of Atlantic Development Services and third party owner development projects to which development loans are made are consolidated with ATLANTIC's activities and all intercompany transactions have been eliminated in consolidation.

 Gains and Losses from Sales or Impairments of Real Estate

  ATLANTIC's real estate investments have been made with a view to effective long-term operation and ownership. Based upon ATLANTIC's market research and in an effort to optimize its portfolio composition, ATLANTIC may from time to time seek to dispose of assets that in management's view do not meet ATLANTIC's long-term investment criteria and redeploy the proceeds therefrom, preferably through tax-deferred exchanges, into assets that are more consistent with ATLANTIC's investment objectives.

  As a result of this asset optimization strategy, ATLANTIC disposed of three operating properties aggregating 784 units during the nine months ended September 30, 1996. For financial reporting purposes a gain was recognized on each disposition with the total gain aggregating $2,255,000. These three properties accounted

                           SECURITY CAPITAL ATLANTIC
                                  Incorporated

              NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

for $1,574,000 of net operating income during the nine-month period ended September 30, 1996. Each disposition has been included in a tax-deferred exchange. At September 30, 1996, ATLANTIC held the proceeds from one of these dispositions aggregating $12,325,000 in an interest-bearing escrow account. These funds were used in the acquisition of an operating property in October 1996, completing the tax-deferred exchange.

  Statement of Financial Accounting Standards (SFAS) No. 121, Accounting For The Impairment of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, adopted by ATLANTIC effective January 1, 1996, requires that an investment held for disposition be carried at the lower of the investment's depreciated cost or fair market value less cost to sell. At September 30, 1996 ATLANTIC had no properties held for sale.

  Long-lived investments held and used are periodically evaluated for impairment and provisions for possible losses are made if required. As of September 30, 1996, such investments are carried at cost, which is not in excess of fair market value and no provisions for possible losses have been made.

NOTE 4 LINE OF CREDIT AND MORTGAGES PAYABLE

 Variable Interest Rate Swap Agreements

  ATLANTIC has effectively mitigated its variable interest rate debt exposure by entering into swap agreements covering all of its variable interest rate mortgages and $100 million of borrowings on its line of credit. Under the swap agreements ATLANTIC pays a fixed rate of interest to a swap counter party pursuant to one agreement and receives a variable rate of interest from a swap counter party pursuant to another agreement. The amounts received from the variable rate agreement are structured such that the amount received will closely approximate the amount of variable interest due on the underlying line of credit or mortgage note borrowings. The difference between the variable amount received and the fixed amount paid represents either the cost or the benefit of the interest rate swap agreement and is recorded as an increase or decrease to the variable interest paid on the underlying debt instrument.

 Line of Credit

  In June 1996, ATLANTIC increased its line of credit with Morgan Guaranty Trust Company of New York, as agent for a group of lenders ("MGT"), to $350 million. Borrowings bear interest at prime, or at ATLANTIC's option, LIBOR plus 1.50% or the certificate of deposit rate (as defined) plus 1.625%. Additionally, there is a commitment fee of .1875% per annum on the average unfunded line of credit balance. The line is collateralized by multifamily properties having an aggregate undepreciated cost of $457,018,000 at September 30, 1996, which allows ATLANTIC to borrow up to $273 million on the line of credit. ATLANTIC has additional assets which could be pledged as security on the line of credit which would allow ATLANTIC to borrow up to $350 million. The line of credit matures June 1998 and may be extended for one year with the approval of MGT and other participating lenders. ATLANTIC used the proceeds from its initial public offering of common shares in October 1996 to repay borrowings on the line of credit (as discussed in Note 5). The outstanding balance on the line of credit was $177 million on October 18, 1996.

  In August 1995, ATLANTIC entered into a swap agreement with Goldman Sachs Capital Markets, L.P. covering $100 million of borrowings under the line of credit. Under this one-year agreement which became effective on February 5, 1996, ATLANTIC pays a fixed rate of interest of 7.46%. Upon expiration of the existing swap agreement on February 5, 1997, a swap agreement with MGT will take effect. The MGT agreement provides for a fixed rate of 7.45% on $100 million of borrowings through February 5, 1998. ATLANTIC paid $336,000 more in interest during the nine months ended September 30, 1996 than was received under the swap agreement.

  All debt incurrences under the line of credit are subject to certain covenants. ATLANTIC must maintain a debt to tangible net worth ratio of not greater than 2 to 1 and an adjusted net worth (as defined) of at least $325 million. ATLANTIC's interest payment coverage (as defined) is required to be not less than 2 to 1. Restricted

                           SECURITY CAPITAL ATLANTIC
                                 Incorporated

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

payments or distributions (as defined) may not exceed 95% of ATLANTIC's funds from operations (as defined) for the preceding four quarters. ATLANTIC has been granted a waiver of the restricted payments covenant. This waiver allows for restricted payments not to exceed 97% of funds from operations through the third quarter of 1997. ATLANTIC is in compliance with all such covenants.

 Mortgages Payable

  Mortgages payable consisted of the following at September 30, 1996 (dollar amounts in thousands):

                                   INTEREST MATURITY     PERIODIC     PRINCIPAL
PROPERTY                             RATE     DATE    PAYMENT TERMS    BALANCE
--------                           -------- -------- ---------------- ---------
Conventional fixed rate:
  Cahaba Forest II...............   7.125%  03/01/29 fully amortizing $  8,037
  Cameron at Hickory Grove.......     8.0%  07/10/03       (1)           5,992
  Cameron Villas I...............    8.75%  04/01/24 fully amortizing    6,358
  Country Oaks...................   7.655%  07/01/02       (2)           5,947
  Country Place Village I........    7.75%  11/01/00       (3)           2,013
                                                                      --------
                                                                        28,347
                                                                      --------
Tax exempt fixed rate or variable
 rate subject to swap agreements
 (4):
  Azalea Park....................    (5)    06/01/25    interest only   15,500
  Cameron Brook..................    (5)    06/01/25    interest only   19,500
  Cameron Station................     6.0%  06/01/07    interest only   14,500
  Clairmont Crest................    (5)    06/01/25    interest only   11,600
  Forestwood.....................    (5)    06/01/25    interest only   11,485
  Foxbridge......................    (5)    06/01/25    interest only   10,400
  The Greens.....................    (5)    06/01/25    interest only   10,400
  Parrot's Landing...............    (5)    06/01/25    interest only   15,835
  Sun Pointe Cove................    (5)    06/01/25    interest only    8,500
  WintersCreek...................    (5)    06/01/25    interest only    5,000
  Less amounts held in principal
   reserve fund (6)..............                                         (848)
                                                                      --------
                                                                       121,872
                                                                      --------
                                                                      $150,219
                                                                      ========
    Total annual weighted average
     interest rate...............                                         6.76%
                                                                      ========

--------
(1) Interest and principal payments due monthly; balloon payment of $5,556,000 due at maturity.
(2) Interest and principal payments due monthly; balloon payment of $5,539,000 due at maturity.
(3) Interest and principal payments due monthly; balloon payment of $1,849,000 due at maturity.
(4) These properties, in addition to others, are held by Security Capital Atlantic Multifamily Incorporated, a wholly-owned subsidiary of ATLANTIC. Security Capital Atlantic Multifamily Incorporated is a legal entity that is separate and distinct from ATLANTIC with separate assets and liabilities and business operations.
(5) Interest rate is fixed through swap agreements executed in conjunction with the credit enhancement agreement with the Federal National Mortgage Association discussed below.
(6) ATLANTIC has a thirty-year credit enhancement agreement with the Federal National Mortgage Association related to the tax exempt bond issues. This credit enhancement agreement requires ATLANTIC to make monthly payments on each mortgage, based upon a thirty-year amortization, into a principal reserve account.

                           SECURITY CAPITAL ATLANTIC
                                  Incorporated

              NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)


  ATLANTIC's swap agreements related to its variable rate mortgages are summarized as follows:

   AMOUNT OF                   FIXED
     BONDS     EXPIRATION  PAYMENT RATE                    ISSUER
   ---------   ----------  ------------                    ------
 $23.1 million  June 2002      5.18%      General Re Financial Products Corporation
 $64.6 million  June 2005      5.42%      Morgan Guaranty Trust Company of New York
 $5.0 million  March 2006      4.82%      Morgan Guaranty Trust Company of New York
 $15.5 million August 2006     5.34%      Morgan Stanley Derivative Products Inc.
                               -----
    Weighted average
     interest rate             5.33%
                               =====

  ATLANTIC paid $1,331,000 more in interest during the nine months ended September 30, 1996 than was received under the swap agreements. The swap agreements cover the the principal amount of the bonds, net of amounts deposited in the principal reserve fund. ATLANTIC pays interest on that portion of bonds not covered by the swap agreements at the variable rates as provided by the mortgage agreements.

  Real estate with an aggregate undepreciated cost at September 30,1996 of $40,191,000 and $206,578,000 serves as collateral for the conventional mortgages payable and the tax exempt mortgages payable, respectively. Based on prevailing market borrowing rates, the fair value of the mortgages payable was not materially different from the book value at September 30, 1996.

  The change in mortgages payable for the nine-month period ended September 30, 1996 is as follows (in thousands):

      Balances at January 1, 1996..................................... $118,524
      Mortgage proceeds...............................................   20,500
      Mortgages assumed...............................................   11,947
      Regularly scheduled principal payments..........................     (752)
                                                                       --------
      Balances at September 30, 1996.................................. $150,219
                                                                       ========

  ATLANTIC is in compliance with all debt covenants required by the mortgage agreements.

  Interest Expense

  Interest paid in cash on all outstanding debt for the nine months ended September 30, 1996 was $17,877,000, including $7,587,000 of interest capitalized during construction. Interest paid in cash on all outstanding debt for the nine months ended September 30, 1995 was $13,733,000, including $3,012,000 of interest capitalized during construction.

  Amortization of loan costs included in interest expense for the nine months ended September 30, 1996 and 1995 was $1,327,000 and $1,083,000, respectively.

NOTE 5 SHAREHOLDERS' EQUITY

 Shares Authorized

  At September 30, 1996, 250,000,000 shares of common stock, par value $0.01 per share, were authorized. ATLANTIC's Board of Directors may classify or reclassify any unissued shares of ATLANTIC's stock from

                           SECURITY CAPITAL ATLANTIC
                                  Incorporated

              NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of such shares. No such shares have been reclassified, except in connection with the Purchase Rights discussed below, and none are issued or outstanding.

 Reverse Stock Split

  On September 10, 1996, the shareholders of ATLANTIC authorized a one-for-two reverse stock split of ATLANTIC's common stock. A transfer from the common shares account to additional paid-in capital was made to reflect the reduced number of shares outstanding after the split. All references in the accompanying financial statements to the number of common shares and per share amounts reflect the reverse stock split.

 Capital Offerings

  In June 1996, ATLANTIC completed a private offering that began in November 1995 and raised a total of $250 million through the sale of 10,862,278 shares (9,612,278 shares sold at $23.00 per share and 1,250,000 shares sold at $23.136 per share). Of the total, $119.3 million was raised in 1996 through the sale of 5,188,763 shares.

  Security Capital Group Incorporated's ("SCG") third and final Put Obligation related to ATLANTIC shares was paid by SCG on July 1, 1996. This Put Obligation was not assumed by ATLANTIC.

  On October 18, 1996 ATLANTIC completed an initial public offering of 4,940,000 common shares at a price of $24.00 per share. The shares, excluding the 416,666 shares sold to SCG, were sold through an underwritten offering. The proceeds from the sale of these 4,940,000 common shares, net of underwriters' commissions and other expenses, were approximately $110.3 million. The proceeds were used to repay borrowings under ATLANTIC's $350 million line of credit.

 Distributions

  ATLANTIC paid quarterly distributions of $0.42 per share on March 28, 1996, June 27, 1996 and September 27, 1996. On September 16, 1996 ATLANTIC declared a distribution of $0.39 per share for the fourth quarter. This distribution, payable on December 16, 1996 to shareholders of record as of December 2, 1996, has been accrued as of September 30, 1996. On November 12, 1996, ATLANTIC will make a non-cash distribution of all of the Homestead common stock and warrants received as a result of the spin-off of the Homestead Village properties as discussed in Note 2.

 Purchase Rights

  On March 12, 1996, the Board of Directors declared and paid a dividend of one preferred share purchase right ("Purchase Right") for each common share outstanding at the close of business on March 12, 1996 to the holders of ATLANTIC's common shares on that date. Holders of additional common shares issued after March 12, 1996 and prior to the expiration of the rights on March 12, 2006 will be entitled to one Purchase Right for each such additional common share.

  Each Purchase Right entitles the holder, under certain circumstances, to purchase from ATLANTIC two one-hundredths of a share of non-redeemable Series A Junior Participating Preferred Stock of ATLANTIC, par value $0.01 per share (the "Participating Preferred Shares"), at a price of $40 per one one-hundredth of a Participating Preferred Share, subject to adjustment. ATLANTIC has designated two one-hundredths of the total shares of common stock outstanding at any point in time as Participating Preferred Shares. Purchase Rights are

                           SECURITY CAPITAL ATLANTIC
                                  Incorporated

              NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONCLUDED)

exercisable when a person or group of persons (other than certain affiliates of ATLANTIC) acquire 20% or more of the outstanding ATLANTIC common shares or announces a tender offer for 25% or more of the outstanding ATLANTIC common shares. Under certain circumstances, each Purchase Right entitles the holder to purchase, at the Purchase Right's then current exercise price, a number of ATLANTIC common shares having a market value of twice the Purchase Right's exercise price. The acquisition of ATLANTIC pursuant to certain mergers or other business transactions would entitle each holder to purchase, at the Purchase Right's then current exercise price, a number of the acquiring company's common shares having a market value at that time equal to twice the Purchase Right's exercise price. The Purchase Rights held by certain 20% shareholders (other than certain affiliates of ATLANTIC) would not be exercisable. As of September 30, 1996, ATLANTIC has no Participating Preferred Shares outstanding and the events required to exercise the Purchase Rights have not occurred. Therefore, the Purchase Rights dividend has no value and has not been recorded in the financial statements.

 Option Plan

  On March 12, 1996, ATLANTIC adopted its Share Option Plan for Outside Directors (the "Option Plan"). Under the Option Plan, there are 100,000 Shares approved which can be granted to Outside Directors. All Options granted are for a term of five years and are exercisable in whole or in part. The exercise price of the Options granted may not be less than the fair market value on the date of grant. On October 14, 1996, each of the three Outside Directors serving on that date was granted an Option to purchase 1,000 Shares at the initial public offering price of $24.00 per share. Other than the Options discussed above, no other Options were outstanding.

NOTE 6 REIT MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS

  ATLANTIC has entered into a REIT management agreement with Security Capital (Atlantic) Incorporated (the "REIT Manager"), to provide REIT management services to ATLANTIC. The REIT Manager is a wholly-owned subsidiary of SCG, which owns 56.9% of ATLANTIC's common shares after the completion of ATLANTIC's initial public offering in October 1996. The REIT management agreement is renewable annually, subject to a determination by ATLANTIC's independent Directors that the REIT Manager's performance has been satisfactory and that the compensation payable to the REIT Manager is fair.

  SCG Realty Services Atlantic Incorporated ("SCG Realty Services") began managing properties for ATLANTIC on May 12, 1994 and currently manages approximately 84% of ATLANTIC's multifamily properties. SCG owns 100% of SCG Realty Services' voting shares. Rates for services performed by SCG Realty Services are reviewed annually by a third party and are subject to approval by ATLANTIC's independent Directors and are at rates prevailing in the markets in which ATLANTIC operates.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Security Capital Atlantic Incorporated

  We have reviewed the accompanying condensed balance sheet of Security Capital Atlantic Incorporated as of September 30, 1996, the statements of earnings and statements of cash flows for the three-month and nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the company's management.

  We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year, with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with generally accepted accounting principles.

  We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Security Capital Atlantic Incorporated as of December 31, 1995, and the related statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 26, 1996, except for Note 3, as to which the date is February 5, 1996, and Note 9, as to which the date is September 10, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                          Ernst & Young LLP

Dallas, Texas
October 18, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with Security Capital Atlantic Incorporated's ("ATLANTIC") condensed financial statements and notes thereto included elsewhere herein.

  The statements contained in this discussion that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among the important factors that could cause ATLANTIC's actual results to differ materially from those expressed in the forward-looking statements are
(i) changes in general economic conditions in the markets that could impact demand for ATLANTIC's product and (ii) changes in financial markets and interest rates that could adversely affect ATLANTIC's cost of capital and its ability to meet its financing needs and obligations.

OVERVIEW

  ATLANTIC's operating results depend primarily upon income from multifamily properties, which is substantially influenced by (i) the demand for and supply of multifamily units in ATLANTIC's primary target market and submarkets, (ii) operating expense levels, (iii) the effectiveness of property level operations, and (iv) the pace and price at which ATLANTIC can acquire and develop additional multifamily properties. Capital and credit market conditions which affect ATLANTIC's cost of capital also influence operating results.

  ATLANTIC's target market cities and submarkets have benefitted substantially in recent periods from demographic trends (including population and job growth) which increase the demand for multifamily units. Consequently, rental rates for multifamily units have increased more than the inflation rate for the last two years and are expected to continue to experience such increases throughout 1996.

RESULTS OF OPERATIONS

 Nine-month Periods Ended September 30, 1996 and 1995

  At September 30, 1996 ATLANTIC's total portfolio consisted of 28,059 units (17,672 operating units, 5,686 units under construction and 4,701 units in planning) with a total budgeted cost, including budgeted renovations and total budgeted development expenditures, of $1.47 billion. At September 30, 1995 ATLANTIC's total portfolio consisted of 19,042 units (14,536 operating units, 3,106 units under construction and 1,400 units in planning) with a total budgeted cost of $977.6 million.

  Excluding the Homestead Village(R) properties that were spun-off in October 1996, as more fully described below, ATLANTIC's total portfolio of multifamily properties at September 30, 1996 consisted of 24,544 units (17,535 operating units, 4,632 units under construction and 2,377 units in planning) with a total budgeted cost, including budgeted renovations and total budgeted development expenditures, of $1.31 billion. At September 30, 1995 ATLANTIC's total portfolio of multifamily properties consisted of 18,908 units (14,536 operating units, 3,106 units under construction and 1,266 units in planning) with a total budgeted cost of $972.9 million.

  At September 30, 1996, ATLANTIC had 64 operating multifamily properties and six multifamily properties in lease-up as compared to 53 operating garden properties and three multifamily properties in lease-up at September 30, 1995.

  Net earnings for the nine months ended September 30, 1996 were $27.5 million ($0.91 per share) as compared to $14.5 million ($0.68 per share) for the nine months ended September 30, 1995.

 Property Operations

  Rental revenues for the nine months ended September 30, 1996 were $99.6 million as compared to $74.3 million for the same period in 1995, an increase of $25.3 million. Rental expenses, real estate taxes, property management fees paid to an affiliate and depreciation increased during the nine months ended September 30,

1996 from the same period in 1995 by $7.9 million, $1.6 million, $0.5 million and $3.7 million, respectively. Property level net operating income (defined as rental income plus other real estate income, less rental expenses, real estate taxes and property management fees paid to an affiliate) during the nine months ended September 30, 1996 and 1995 were $60.0 million and $44.6 million, respectively. This increase in net operating income is attributable to: (i) the inclusion in 1996 of a full period of operations for the 15 properties acquired in 1995 and the two development properties that were completed in 1995; (ii) the acquisition of seven properties in 1996; and (iii) the completion and leasing of newly-constructed units in 1996. Two of the acquisitions made in 1996 were made under ATLANTIC's asset optimization program whereby assets that, in ATLANTIC's view do not meet ATLANTIC's long-term objective, are disposed of and the proceeds redeployed, preferably through tax-deferred exchanges, into assets that ATLANTIC believes will offer better long-term prospects. These two assets were acquired with the proceeds from two dispositions in 1996. Consequently, the increase in net operating income attributable to the seven acquisitions in 1996 was partially offset by the decrease in net operating income attributable to the properties that were disposed of through the exchanges. In addition, net operating income for the nine months ended September 30, 1996 as compared to the same period in 1995 was affected by the disposition of two other properties in the fourth quarter of 1995.

 Properties Fully Operating Throughout Both Periods

  For the 35 properties that were fully operational through the nine-month periods ended September 30, 1996 and 1995, net operating income (as adjusted for pre-stabilized versus stabilized accounting differences) increased 6.78% as a result of a 3.33% rental revenue increase and a 2.52% decrease in operating expenses for such properties for the nine-month period ended September 30, 1996 as compared to the same period in 1995. The accounting differences result from capitalizing certain costs during the period after acquisition when a property is being repositioned and is classified as pre-stabilized and expensing those costs once repositioning is completed and the property is classified as stabilized.

 Lease-up Deficits

  ATLANTIC has adopted an accounting policy related to properties in the development and lease-up stage whereby substantially all operating expenses are expensed as incurred. ATLANTIC treats each unit in a property separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest as well as other construction costs are capitalized and reflected on the balance sheet as construction in progress. Once a unit is placed in service, all expenses allocated to that unit, including interest, are expensed as incurred. During the lease-up phase, the sum of interest expense and other operating expenses on completed units (including pre-opening marketing expenses) will typically exceed rental revenues, resulting in a "lease-up deficit."

  The schedule below presents only those properties which were dilutive during each period. Accordingly different properties may be included in different periods. The "lease-up deficit" charged to and included in results of operations during 1996 are summarized as follows:

                                                      THREE MONTHS ENDED
                                               --------------------------------
                                               MARCH 31, JUNE 30, SEPTEMBER 30,
                                                 1996      1996       1996
                                               --------- -------- -------------
Rental income                                   $1,502    $1,233      $ 891
Rental expenses (excluding depreciation and
 amortization)................................     660       487        404
                                                ------    ------      -----
Net operating income..........................     842       746        487
Interest expense..............................   1,159       902        620
                                                ------    ------      -----
Lease-up deficit..............................  $ (317)   $ (156)     $(133)
                                                ======    ======      =====

 Development Dilution

  Development activities resulted in dilution of $.02 per share for the third quarter of 1996 and $.07 per share for the first nine months of 1996 when compared to ATLANTIC's results of operations that would have occurred had ATLANTIC invested its development expenditure dollars in the acquisition of operating properties.

Although properties in lease-up or under development have a short term dilutive impact they are expected to add significantly to ATLANTIC's long term performance as they reach stabilization starting in the third quarter of 1997.

 Interest Expense

  Interest expense decreased $1.5 million for the nine months ended September 30, 1996 as compared to the same period in 1995. Interest expense is a function of mortgage interest, line of credit interest and capitalized interest.

  Mortgage interest expense increased $1.0 million for the nine months ended September 30, 1996 as compared to the same period in 1995 as a result of additional mortgages aggregating $32.4 million in 1996 incurred in connection with property acquisitions.

  Line of credit interest expense increased $2.1 million for the nine months ended September 30, 1996 as compared to the same period in 1995. This increase is primarily a function of an increase in average outstanding balances ($202.9 million in 1996 versus $157.7 million in 1995) partially offset by a lower average daily interest rate (7.40% in 1996 versus 7.95% in 1995).

  The increases in interest expense were offset by an increase in capitalized interest of $4.6 million ($7.6 million in 1996 versus $3.0 million in 1995). This increase in capitalized interest is the result of ATLANTIC's increased development activity in 1996 over 1995 (average assets under development in 1996 were $67.7 million as compared to $37.9 million in 1995). ATLANTIC's development activity is expected to continue at the current level or higher throughout 1997.

 REIT Management Fee Paid to Affiliate

  The REIT management fee paid by ATLANTIC increased by $2.4 million during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Because the REIT management fee fluctuates with the level of ATLANTIC's cash flow calculated before the REIT management fee, this increase is expected based upon the increases in other revenue and expense items experienced by ATLANTIC during the nine months ended September 30, 1996. In the future, interest income recognized on the convertible mortgage notes made by ATLANTIC as provided in the funding commitment agreement entered into as part of the spin-off of ATLANTIC's Homestead Village properties will not be included in the calculation of the REIT management fee to be paid by ATLANTIC. See "--Liquidity and Capital Resources." Because this interest income is not included in cash flow for purposes of calculating the REIT management fee, the REIT management fee calculated as a percentage of ATLANTIC's funds from operations will decline as the convertible mortgage notes are funded and the related interest income increases.

 Gains on Dispositions and Valuation of Long-Lived Investments

  ATLANTIC develops and acquires multifamily properties with a view to effective long-term operation and ownership. Based upon ATLANTIC's market research and in an effort to optimize its portfolio composition, ATLANTIC may from time to time seek to dispose of assets that in management's view do not meet ATLANTIC's long-term investment objective and redeploy the proceeds therefrom, preferably through tax-deferred exchanges, into assets that in ATLANTIC's view offer better long-term growth prospects. As a result of this asset optimization strategy, ATLANTIC disposed of three operating properties aggregating 784 units during the nine months ended September 30, 1996. For financial reporting purposes, a gain was recognized on each disposition with the total gain aggregating $2,255,000. These three properties accounted for $1,574,000 of net operating income during the nine-month period ended September 30, 1996. Each disposition has been included in a tax-deferred exchange. At September 30, 1996, ATLANTIC held the proceeds from one of these dispositions aggregating $12,325,000 in an interest-bearing escrow account. These funds were used in the acquisition of an operating property in October 1996, completing the tax-deferred exchange.

  Long-lived investments held and used are periodically evaluated for impairment and provisions for possible losses are made if required. ATLANTIC has not recognized any losses as a result of such evaluation. ATLANTIC's real estate investments are carried a cost, which is not in excess of fair market value. Subsequent to September 30, 1996, ATLANTIC entered into an agreement to dispose of an operating multifamily property located in Washington, D.C. ATLANTIC expects the disposition to be completed by the end of 1996 with an estimated gain on the disposition of approximately $4 million.

 Three-month Periods Ended September 30, 1996 and 1995

  Property revenues, operating expenses, depreciation, property level net operating income and net earnings for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 reflect changes similar to those discussed in the preceding paragraphs for the comparison of the nine months ended on the same dates. The changes are substantially attributable to the same reasons discussed in the preceding paragraphs for the nine months periods ended September 30, 1996 and 1995.

 Spin-Off of Homestead Village Assets

  As described under "--Liquidity and Capital Resources" ATLANTIC completed the spin-off of its Homestead Village properties on October 17, 1996. For the nine months ended September 30, 1996, ATLANTIC's one operating Homestead Village property, which began operations in July 1996, accounted for $211,000 of ATLANTIC's property level net operating income (approximately 0.4% of ATLANTIC's total property level net operating income).

ENVIRONMENTAL MATTERS

  ATLANTIC is not aware of any environmental condition on any of its properties which is likely to have a material adverse effect on ATLANTIC's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

  ATLANTIC considers its liquidity and ability to generate cash from operations and financings to be adequate and expects it to continue to be adequate to meet ATLANTIC's development, acquisition, operating, debt service and shareholder distribution requirements.

  ATLANTIC expects to finance construction, development and acquisitions primarily with cash on hand, borrowings under its line of credit and cash from future securities offerings. After building a substantial equity base, ATLANTIC intends to arrange fully amortizing, fixed rate, 15 year to 25 year debt to finance additional acquisitions and developments. ATLANTIC believes that its current conservative ratio of long-term debt to total long-term undepreciated book capitalization (which was 17.9% at September 30, 1996) provides considerable flexibility to prudently increase its capital base by utilizing long-term debt as a financing tool in the future. Long-term undepreciated book capitalization is defined as the sum of long-term debt and shareholders' equity after adding back accumulated depreciation.

 Operating Activities

  Net cash flow provided by operating activities increased by $7.1 million for the nine months ended September 30, 1996 as compared to the same period in 1995. This increase is due principally to increased net earnings.

 Investing Activities

  During the first nine months of 1996, ATLANTIC's additional investment in real estate aggregated $230.9 million ($218.9 million of which was paid in cash). For the same period, ATLANTIC received $36.5 million in proceeds in connection with property dispositions. The investments include the acquisition of operating properties aggregating 1,752 units and the acquisition of land parcels for the development of 1,757 multifamily units and 1,652 Homestead Village(R) units and progress payments on properties under development. ATLANTIC's total portfolio, including Homestead Village properties, aggregated 28,059 units at September 30, 1996 (17,672 operating units and 10,387 units of developments under construction or in planning). Of the total portfolio, 24,544 units were multifamily properties (17,535 operating units and 7,009 units of developments under construction or in planning). During 1996, ATLANTIC completed construction on 744 multifamily units and 137 Homestead Village units, bringing its total of internally-developed operating units to 1,349 (1,212 multifamily units and 137 Homestead Village units).

  At September 30, 1996, ATLANTIC had multifamily projects under construction with total budgeted development costs of $280.0 million of which $111.7 million was unfunded at September 30, 1996. In addition, ATLANTIC owned multifamily developments in planning at September 30, 1996 aggregating 597 units in various target market cities with an aggregate budgeted development cost of $34.4 million. ATLANTIC's multifamily developments under control at September 30, 1996 aggregating 1,780 units with an aggregate budgeted development cost of $106.4 million. The foregoing developments are subject to a number of conditions, and ATLANTIC cannot predict with certainty that any of them will be consummated.

  Subsequent to September 30, 1996, ATLANTIC acquired three operating properties aggregating 960 units at a total investment cost of $45.6 million. At November 12, 1996, ATLANTIC had letters of intent or contingent contracts, subject to ATLANTIC's final due diligence, for the acquisition of 844 units with an aggregate investment cost of $36.2 million.

 Financing Activities

  ATLANTIC's investment in real estate during the nine months ended September 30, 1996 was financed primarily through borrowings on the line of credit and additional mortgage debt. The proceeds from the private sale of common shares and the public sale of common shares in October 1996 were used to repay borrowings on the line of credit. On November 12, 1996, ATLANTIC's outstanding borrowings on the line of credit were $195 million.

  In June 1996, ATLANTIC completed a private offering that began in November 1995 and raised a total of $250 million through the sale of 10,862,278 shares (9,612,278 shares sold at $23.00 per share and 1,250,000 shares sold at $23.136 pere share). Of the total, $119.3 million was raised in 1996 through the sale of 5,188,763 shares.

  ATLANTIC's initial public offering of 4,940,000 shares at $24.00 was completed on October 18, 1996. The shares, excluding the 416,666 shares sold to Security Capital Group Incorporated ("SCG"), were sold through an underwritten offering. The proceeds from the sale, net of the underwriters' commissions and other expenses, were $110.3 million. Subsequent to the offering, SCG owned 56.9% of ATLANTIC's shares outstanding.

  ATLANTIC incurred additional mortgage debt in 1996 aggregating $32.4 million. The total mortgage debt outstanding at September 30, 1996 was $150.2 million.

 Spin-off of Homestead Village Assets

  On October 17, 1996 ATLANTIC completed the spin-off of its moderate priced, purpose-built, extended-stay lodging facilities known as Homestead Village properties to Homestead Village Incorporated ("Homestead"). In the transaction, ATLANTIC contributed assets which consisted of one operating property, 25 properties under construction or in planning (or the rights to acquire such properties) and $16.8 million in cash. In addition, ATLANTIC entered into a funding commitment agreement to provide secured financing of up to $111.1 million to Homestead for purposes of completing the development and construction of the properties contributed in the transaction.

  The transaction resulted in ATLANTIC receiving 4,201,220 shares of common stock of Homestead in exchange for the cash and properties contributed and 2,818,517 warrants to purchase Homestead common shares at $10 per share in exchange for entering into the funding commitment agreement. On November 12, 1996 ATLANTIC distributed the Homestead common stock and warrants to its shareholders of record on October 29, 1996. ATLANTIC shareholders received
 .110875 shares of Homestead common stock and .074384 Homestead warrants for each share of ATLANTIC common stock owned. ATLANTIC will receive up to $98.0 million of convertible mortgage notes from Homestead in exchange for funding up to $111.1 million under the funding commitment agreement. The difference between the amounts funded and the convertible mortgage notes received of $13.1 million represents a mortgage note premium which will be amortized as a reduction to interest income over the term of the convertible mortgage notes.

  ATLANTIC will realize a gain of $4,076,000 (before deducting expenses associated with the transaction) representing the excess of the value of the Homestead common stock received over the recorded basis of the properties and cash contributed. The Homestead warrants received represent a funding commitment fee which has been valued at $6.5 million. The conversion feature of the convertible mortgage notes has been valued at $6.9 million (assuming full funding of the funding commitment). These deferred credits will be amortized as an increase to interest income over the term of the convertible mortgage notes.

  The convertible mortgage notes received from Homestead will bear interest at 9% per annum, will be due October 2006, will not be callable until 2001 and will be convertible at the option of the holder into one share of Homestead common stock for every $11.50 of principal amount outstanding. Upon full funding of ATLANTIC's convertible mortgage notes, its conversion rights would represent a 15.4% ownership in Homestead assuming conversion of all outstanding mortgage notes and exercise of all outstanding warrants. The effective yield on the convertible mortgage notes, assuming full conversion of the convertible mortgage notes and exercise of all of the Homestead warrants, is estimated to be 8.46%, after giving effect to the convertible mortgage note premium, funding commitment fee and the conversion value of the convertible mortgage notes. At September 30, 1996 no funds had been advanced pursuant to the funding commitment agreement and there were no convertible mortgage notes outstanding.

  ATLANTIC will exclude the amortization of both the funding commitment fee and the conversion value of the convertible mortgage notes in calculating funds from operations. Therefore, the effective yield on the convertible mortgage notes for purposes of calculating funds from operations will be approximately 7.09%.

 Distributions

  ATLANTIC's current distribution policy is to pay quarterly distributions to shareholders based upon what it considers to be a reasonable percentage of cash flow. Because depreciation is a non-cash expense, cash flow typically will be greater than earnings from operations and net earnings. Therefore, distributions will be higher than quarterly earnings.

  Cash distributions paid on common shares aggregated $38.3 million and $25.4 million for the nine months ended September 30, 1996 and 1995, respectively. The distributions paid were in excess of net earnings in both 1996 and 1995 resulting in decreases in shareholders' equity of $10.8 million for the nine months ended September 30, 1996 and $11.0 million for the nine months ended September 30, 1995.

  Quarterly distributions of $0.42 per share were paid on March 28, 1996, June 27, 1996 and September 27, 1996. On September 16, 1996 the ATLANTIC Board of Directors ("Board") declared a cash distribution for the fourth quarter of 1996 of $0.39 per share payable on December 16, 1996 to shareholders of record on December 2, 1996. In light of the spin-off of ATLANTIC's Homestead Village properties, the Board adjusted the distribution for the fourth quarter of 1996. The Board declared a non-cash distribution of all the Homestead common stock and warrants received by ATLANTIC as a result of the spin-off of ATLANTIC's Homestead Village properties. This distribution, which will result in a decrease in shareholders' equity, was paid on November 12, 1996 to shareholders of record on October 29, 1996.

 Funds from Operations

  Funds from operations represents ATLANTIC's net earnings computed in accordance with generally accepted accounting principles less gains (or losses) plus depreciation. ATLANTIC believes that funds from operations is helpful in understanding a property portfolio's ability to support interest payments and general operating expenses. On January 1, 1996, ATLANTIC adopted the National Association of Real Estate Investment Trusts' new definition of funds from operations. Under this new definition, loan cost amortization is not added back to net earnings in determining funds from operations. For comparability, funds from operations for the periods prior to January 1, 1996 give effect to this new definition.

  Funds from operations were $40.3 million and $25.9 million for the nine months ended September 30, 1996 and 1995, respectively. The aggregate increase in funds from operations corresponds to the increased number of properties in operation during 1996 as compared to 1995. Funds from operations for the three and nine months ended September 30, 1996 and 1995 were as follows (dollars and shares in thousands):

                                               FOR THE THREE    FOR THE NINE
                                               MONTHS ENDED     MONTHS ENDED
                                               SEPTEMBER 30,    SEPTEMBER 30,
                                              ---------------- ----------------
                                               1996     1995    1996     1995
                                              -------  ------- -------  -------
Net earnings................................. $11,131  $ 5,333 $27,528  $14,464
Add (Deduct):
  Depreciation...............................   5,472    4,051  15,069   11,410
  Gain on disposition of investments.........  (1,593)     --   (2,255)     --
                                              -------  ------- -------  -------
Funds from operations........................  15,010    9,384  40,342   25,874
Distributions paid...........................  13,839    9,336  38,286   25,439
                                              -------  ------- -------  -------
Excess of funds from operations after
 distributions............................... $ 1,171  $    48 $ 2,056  $   435
                                              =======  ======= =======  =======
Weighted average shares outstanding..........  32,952   23,340  30,384   21,200
                                              =======  ======= =======  =======

  Funds from operations should not be considered as an alternative to net income or any other generally accepted accounting principles' measurement of performance as an indicator of ATLANTIC's operating performance nor as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. ATLANTIC's policy is to expense, rather than capitalize, repairs and maintenance, in determining net income and funds from operations. The funds from operations measure presented by ATLANTIC may not be comparable to other similarly titled measures of other REITs.

                          PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

  At a meeting held on September 10, 1996 the shareholders of ATLANTIC approved a one-for-two reverse stock split of ATLANTIC's common stock, with 42,247,757 shares (64.1% of the total shares outstanding of 65,903,160) voting to approve. There were no votes against the proposal and no abstentions.

  At a meeting held on September 13, 1996 the shareholders of ATLANTIC approved a Merger and Distribution Agreement, dated May 21, 1996, among ATLANTIC, Homestead, Security Capital Pacific Trust and SCG, relating to the spin-off of ATLANTIC's Homestead Village assets, with 21,153,548 shares (64.2% of the total shares outstanding of 32,951,580) voting to approve. There were no votes against the proposal and no abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

     27--      Financial Data Schedule
     99--      Press release dated October 31, 1996

  (b) Reports on Form 8-K:

      None

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Security Capital Atlantic
                                           Incorporated

                                          /s/ Constance B. Moore
                                          -------------------------------------
                                          Constance B. Moore, Co-Chairman
                                           and Chief Operating Officer

                                          /s/ William Kell
                                          -------------------------------------
                                          William Kell, Vice President
                                           and Principal Financial Officer

Date: November 13, 1996