Form 10-K
period 1996-12-31
SECURITY CAPITAL ATLANTIC INC
filed 1997-02-26
CIK 924664

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934

                  For the fiscal year ended December 31, 1996
                                      OR
[_] Transition report pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934

                For the transition period from        to

                        COMMISSION FILE NUMBER 1-12303
SECURITY CAPITAL ATLANTIC INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              MARYLAND                               85-0415503
   (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

                              SIX PIEDMONT CENTER
                            ATLANTA, GEORGIA 30305
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                (404) 237-9292
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

           TITLE OF EACH CLASS    NAME OF EACH EXCHANGE ON WHICH REGISTERED
           -------------------    -----------------------------------------
     Shares of Common Stock, par
      value $.01 per share                 New York Stock Exchange
     Preferred Share Purchase
      Rights                               New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
   Yes  X  No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  Based on the closing price of the registrant's common stock on February 19, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $404,063,555.

  At February 19, 1997, there were outstanding approximately 37,891,580 shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement for the 1997 annual meeting of its shareholders are incorporated by reference in Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                              DESCRIPTION                               PAGE

                                    PART 1
1.Business................................................................   1
    Security Capital Atlantic Incorporated................................   1
    ATLANTIC's Operating System...........................................   4
    Strategy for Cash Flow and Distribution Growth........................   7
    The REIT Manager......................................................  10
    Directors and Officers of ATLANTIC, the REIT Manager and Relevant
     Affiliates...........................................................  13
    Employees.............................................................  19
    Competition...........................................................  19
    Americans with Disabilities Act.......................................  20
    Environmental Matters.................................................  20
    Insurance Coverage....................................................  20
2.Properties..............................................................  21
    Portfolio Composition.................................................  21
    Geographic Distribution...............................................  21
    Communities...........................................................  22
3.Legal Proceedings.......................................................  27
4.Submission of Matters to a Vote of Security Holders.....................  27
                                   PART II
5.Market for the Registrant's Common Equity and Related Stockholder
     Matters..............................................................  28
6.Selected Financial Data.................................................  30
7.Management's Discussion and Analysis of Financial Condition and Results
     of Operations........................................................  31
    Overview..............................................................  31
    Results of Operations.................................................  36
    Environmental Matters.................................................  40
    Liquidity and Capital Resources.......................................  40
    REIT Management Agreement.............................................  45
8.Financial Statements and Supplementary Data.............................  46
9.Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure Matters.........................................  46
                                   PART III
10.Directors and Executive Officers of the Registrant.....................  46
11.Executive Compensation.................................................  47
12.Security Ownership of Certain Beneficial Owners and Management.........  47
13.Certain Relationships and Related Transactions.........................  47
                                   PART IV
14.Exhibits, Financial Statement Schedules and Reports on Form 8-K........  47

                                    PART I

ITEM 1. BUSINESS

SECURITY CAPITAL ATLANTIC INCORPORATED

  The objective of Security Capital Atlantic Incorporated ("ATLANTIC") is to be the preeminent real estate operating company focusing on multifamily communities in its southeastern United States target market. Through its REIT Management Agreement with Security Capital (Atlantic) Incorporated (the "REIT Manager" or "REIT Management"), ATLANTIC has access to the services provided by the REIT Manager and its specialized service affiliates, which provides ATLANTIC with access to the same resources as a fully integrated operating company. The REIT Manager and its specialized service affiliates have 81 professionals dedicated to implementing ATLANTIC's highly focused operating strategy. ATLANTIC focuses on the development, acquisition, operation and long-term ownership of multifamily communities. At January 31, 1997, ATLANTIC's portfolio consisted of 25,364 multifamily units, including 6,123 units under construction or in planning, in 16 metropolitan areas and 49 submarkets in growth areas of the southeastern United States. The total expected investment cost of ATLANTIC's 70 operating communities, including budgeted renovations and total budgeted development expenditures, was approximately $968.3 million at January 31, 1997 and the total budgeted development cost of ATLANTIC's 19 communities under construction or in planning was approximately $379.8 million. Additionally, at January 31, 1997, ATLANTIC had land in planning and under control for the development of 2,040 units with a total budgeted development cost of $127.4 million.

  ATLANTIC's investment activity since inception has focused primarily on the following metropolitan areas, which are ATLANTIC's primary target market cities: Atlanta, Georgia; Birmingham, Alabama; Charlotte, North Carolina; Jacksonville, Florida; Memphis, Tennessee; Nashville, Tennessee; Raleigh, North Carolina; Richmond, Virginia; Southeast Florida (which includes Ft. Lauderdale and West Palm Beach); Tampa, Florida; and Washington, D.C. Based on forecasts published by Woods & Poole Economics, Inc., the projected population growth in ATLANTIC's primary target market cities is 31.5% for the years 1997 through 2016, whereas the projected population growth of the United States as a whole for the same period is 16.8%. For the same period, job growth is projected to be 29.0% in ATLANTIC's primary target market cities, compared to 20.8% for the United States as a whole.

  ATLANTIC seeks to achieve long-term sustainable growth in per share cash flow by maximizing the operating performance of its core portfolio through value-added operating systems and concentrating its experienced team of professionals on developing and acquiring industry-leading product in targeted submarkets exhibiting strong job growth and favorable demographic trends. Since its inception in 1993, ATLANTIC has employed a research-driven investment approach, deploying its capital in markets and submarkets that exhibit strong market fundamentals. ATLANTIC believes that population and employment growth are the primary demand generators for multifamily product.

  REIT Management is continuously researching additional submarkets and cities and ATLANTIC may add additional primary target market cities in the future; however, ATLANTIC intends to remain regionally focused in the southeastern United States.

  ATLANTIC's initial investment strategy focused on two components; the acquisition of a substantial base of established multifamily communities to provide operating cash flow and the creation of an internal development process focused primarily on the development of moderate income multifamily communities. ATLANTIC expects to continue to selectively acquire upper middle income communities and acquire and develop middle income communities; however, the majority of its future investment activities will concentrate on acquiring and developing moderate income communities. See "--Strategy for Cash Flow and Distribution Growth--Moderate Income Development".

  The table below illustrates the growth in ATLANTIC's expected investment in multifamily communities from its inception on October 26, 1993 to January 31, 1997:

                                    TOTAL EXPECTED INVESTMENT(1)
                          ----------------------------------------------------
                                                   DECEMBER 31,
                           JANUARY    ----------------------------------------
                           31, 1997      1996        1995       1994    1993
                          ----------  ----------  ----------  -------- -------
                                           (IN THOUSANDS)
Operating communities:
  Acquired............... $  977,350  $  968,951  $  788,920  $600,880 $29,591
  Less Dispositions......    (90,922)    (90,922)    (30,934)      --
                          ----------  ----------  ----------  -------- -------
  Net Acquired...........    886,428     878,029     757,986   600,880  29,591
  Developed..............     81,850      81,832      25,462       --      --
                          ----------  ----------  ----------  -------- -------
    Total operating
     communities.........    968,278     959,861     783,448   600,880  29,591
Communities under
 construction............    290,600     290,486     176,740    63,006  13,588
Communities in planning
 and owned(2)............     89,214      53,410      69,788    53,096     --
                          ----------  ----------  ----------  -------- -------
    Total owned
     communities......... $1,348,092  $1,303,757  $1,029,976  $716,982 $43,179
                          ==========  ==========  ==========  ======== =======
Communities in planning
 and under control(2).... $  127,411  $  139,275  $   48,261  $ 69,232     --
                          ==========  ==========  ==========  ======== =======

--------
(1) For operating communities, represents cost, including budgeted renovations. For communities under construction and in planning, represents total budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period. Does not include land held for future development, which is less than 1% of assets, based on cost.

(2) The term "in planning" means that construction is anticipated to commence within 12 months. The term "under control" means that ATLANTIC has an exclusive right (through contingent contract or letter of intent) during a contractually agreed-upon time period to acquire land for future development of multifamily communities, subject to removal of contingencies during the due diligence process, but does not currently own the land.

  ATLANTIC's highlights for 1996 include:

  . ATLANTIC's 34 communities that were fully operational throughout 1996 and 1995 realized an increase in adjusted net operating income of 4.88%. See "--Strategy for Cash Flow and Distribution Growth--Same Store Growth". This strong net operating income growth from the same store portfolio generated 30% of ATLANTIC's funds from operations growth, and the positive impact of acquisitions completed in 1996 generated an additional 29%. The remaining 41% of growth in funds from operations was produced by the stabilization of new development communities. The contribution to funds from operations growth from developments occurred even though ATLANTIC had an average of $168.4 million of assets under development or in lease-up during 1996. As these communities in lease-up begin to reach stabilization in 1997 and subsequent years, they are expected to add significantly to ATLANTIC's long-term performance. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Funds from Operations".

  . The development of moderate income multifamily communities continues to be a major component of ATLANTIC's investment strategy. During 1996, ATLANTIC commenced construction on 2,815 units at a total expected investment cost of $164.4 million. Of that total, 51.8% were moderate income communities. During 1996, three developed communities (one of which was a moderate income community) representing a total expected investment cost of $43.0 million achieved stabilization, adding 804 units to ATLANTIC's stabilized portfolio. At January 31, 1997, ATLANTIC had 4,727 units under construction, representing a total expected investment cost of $290.6 million.

  . ATLANTIC continues to take advantage of attractive investment opportunities throughout its southeastern target market. During 1996, ATLANTIC acquired 13 communities consisting of 3,556 units, representing a total expected investment cost of $171.7 million.

  . ATLANTIC is implementing an asset optimization strategy pursuant to which it may from time to time dispose of communities that are no longer consistent with its long-term investment objectives and redeploy the proceeds into strategic acquisitions and developments, primarily through tax-deferred exchanges. During 1996, ATLANTIC completed the disposition of four communities, realizing an aggregate gain of $6.7 million on aggregate proceeds of $64.2 million.

  . In May 1996, ATLANTIC closed a private placement of shares of common stock, par value $.01 per share ("Shares"), that raised a total of $249.3 million of net proceeds. The completion of this private placement further enhanced the strength of ATLANTIC's balance sheet. Proceeds from the private placement were used to fund investment activities and repay borrowings under ATLANTIC's $350 million line of credit.

  . On October 17, 1996, ATLANTIC sold its Homestead Village(R) properties to a newly formed company, Homestead Village Incorporated ("Homestead"), and entered into a funding commitment agreement to fund the development of certain of such properties in exchange for Homestead common stock and warrants that ATLANTIC subsequently distributed to its shareholders. On a fully funded and converted basis, ATLANTIC will own 15.35% of Homestead's common stock (assuming no further equity offerings by Homestead, conversion of all convertible mortgage notes and exercise of all outstanding warrants) as a result of its obligation to fund up to $111.1 million of Homestead convertible mortgage notes which are expected to contribute significantly to ATLANTIC's future growth. Homestead's common stock and warrants trade on the American Stock Exchange (the "ASE") under the symbols "HSD" and "HSD.W", respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Homestead Transaction".

  . ATLANTIC closed its initial public offering on October 18, 1996, raising net proceeds of $110.0 million from the sale of 4,940,000 Shares at a price of $24.00 per Share (before adjusting for the Homestead Distribution described below). The proceeds from the offering were used to repay borrowings under ATLANTIC's $350 million line of credit. At February 19, 1997, ATLANTIC had 37,891,580 Shares outstanding. ATLANTIC's long-term debt as a percentage of total long-term undepreciated book capitalization (the sum of long-term debt and shareholders' equity after adding back accumulated depreciation) was 17.4% at December 31, 1996.

  . In December 1996, ATLANTIC replaced its secured line of credit with a new
    $350 million unsecured line of credit. The new line of credit bears interest at prime or, at ATLANTIC's option, LIBOR plus 1.375% compared to the previous rate of LIBOR plus 1.5%. The loan agreement provides for a further reduction in the interest rate depending upon ATLANTIC's debt rating. ATLANTIC's objective is to achieve an investment-grade debt rating in 1997. As of February 19, 1997, $275.5 million of borrowings were outstanding under the line of credit.

  . During 1996, ATLANTIC's Share price increased from $23.00 (based on the offering price for a private offering conducted from November 1995 to May
    1996) to $24.50 (based on the closing price on the New York Stock Exchange (the "NYSE") on December 31, 1996). In addition, shareholders received total cash distributions of $1.65 per Share in 1996 and a special distribution of 0.110875 shares of Homestead common stock and warrants to purchase 0.074384 shares of Homestead common stock per Share (the "Homestead Distribution"). The securities distributed in the Homestead Distribution had a market value of $2.67 per Share based on the closing prices of such securities on the ASE on November 11, 1996, the day prior to the distribution date. See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters".

  ATLANTIC has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes. ATLANTIC is a Maryland corporation. Its predecessor was formed in October 1993 as a Delaware corporation, and ATLANTIC was re-formed as a Maryland corporation in April 1994. Its principal executive offices are located at Six Piedmont Center, Atlanta, Georgia 30305, and its telephone number is (404) 237-9292. Security Capital Group Incorporated ("Security Capital Group"), sole owner of the REIT Manager, owned

56.9% of ATLANTIC's Shares at February 19, 1997. To provide for a wider distribution of ownership and greater liquidity, Security Capital Group intends, over time, to allow its ownership interest in ATLANTIC to fall to between 40% and 50% as ATLANTIC conducts equity offerings, which is consistent with its ownership interests in the other operating companies in which Security Capital Group invests.

  ATLANTIC recently announced that it received a proposal from Security Capital Group to exchange the REIT Manager and SCG Realty Services Atlantic Incorporated ("SCG Realty Services"), its property management affiliate, for Shares. As a result of the proposed transaction, ATLANTIC would become an internally managed REIT and Security Capital Group would remain ATLANTIC's largest shareholder. The Board of Directors (the "Board") has formed a special committee comprised of independent Directors to review the proposed transaction. The proposed transaction is subject to approval by the special committee and the full Board. If the Board approves the transaction, a proxy statement, subject to review by the Securities and Exchange Commission, will be mailed to ATLANTIC's shareholders prior to a shareholder vote on the proposed transaction.

ATLANTIC'S OPERATING SYSTEM

  The REIT Manager and its specialized service affiliates have 81 professionals dedicated to implementing ATLANTIC's highly focused business strategy. ATLANTIC's "Operating System" consists of six functional areas: research, acquisitions, development, due diligence and investment analysis, property management and capital markets/finance/legal. By focusing on a single discipline, professionals within each of these areas develop substantial expertise. Interaction and communication among these functional areas remain fluid; but separation promotes certain checks and balances. For example, all acquisition and development investments must be approved by a four-member investment committee and ultimately by the investment committee of the Board.

 Research

  ATLANTIC is dedicated to ongoing research and development. ATLANTIC utilizes Security Capital Investment Research Incorporated ("Security Capital Investment Research"), an affiliate of the REIT Manager, to conduct comprehensive evaluations of its target market on a submarket-by-submarket basis to identify those submarkets and product types that present better prospects for long-term cash flow growth. These evaluations, combined with ATLANTIC's extensive market experience in the southeastern United States, enable ATLANTIC to identify submarkets that offer continued opportunities for long-term cash flow growth. In addition to market research, considerable resources are devoted to product research. The REIT Manager continually evaluates and refines ATLANTIC's multifamily communities to incorporate technologies and designs that will enhance long-term livability for its residents.

 Acquisitions

  Since its inception in 1993, ATLANTIC has selectively acquired multifamily communities where demographic trends and market trends indicate a high likelihood of achieving superior operating results. As of January 31, 1997, ATLANTIC's portfolio of communities acquired, net of dispositions, aggregated 17,727 operating units, representing a total expected investment cost, including budgeted renovations, of $886.4 million.

  ATLANTIC categorizes operating multifamily communities (which exclude communities under development) as either "stabilized" or "pre-stabilized". The term "stabilized" means that renovation, repositioning, new management and new marketing programs (or development and marketing in the case of newly developed communities) have been completed and in effect for a sufficient period of time (but in no event longer than 12 months, except in cases of major rehabilitation) to achieve 93% occupancy at market rents. Prior to being "stabilized", a community is considered "pre-stabilized". Due to its active investment program since inception, 18.4% of ATLANTIC's multifamily operating portfolio ($178.0 million) was classified as pre-stabilized as of January 31, 1997, based on total expected investment cost. At January 31, 1997, ATLANTIC's operating communities (excluding communities in lease-up) were 93.8% leased. For operating communities acquired by ATLANTIC, stabilized operations generally have been achieved between six and 12 months after acquisition. For communities that it is developing, ATLANTIC expects stabilized operations generally to be achieved 12 to 18 months after construction commences.

 Developments

  ATLANTIC has selectively developed multifamily communities where land costs and demographic and market trends indicate a high likelihood of achieving attractive, sustainable operating results. At January 31, 1997, ATLANTIC's completed developed communities and its owned communities under construction and in planning together comprised 34.2% of its multifamily portfolio, based on total expected investment cost. As of January 31, 1997, the development portion of ATLANTIC's multifamily portfolio consisted of the following:

                                                                       TOTAL
                                                           NUMBER    EXPECTED
                                                          OF UNITS INVESTMENT(1)
                                                          -------- -------------
                                                                    (DOLLARS IN
                                                                    THOUSANDS)
Communities completed....................................  1,514     $ 81,850
Communities under construction...........................  4,727      290,600
Communities in planning and owned(2).....................  1,396       89,214
                                                           -----     --------
  Totals.................................................  7,637     $461,664
                                                           =====     ========

--------
(1) Represents total budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period. Does not include land held for future development, which is less than 1% of assets, based on cost.
(2) Does not include land in planning and under control for the development of 2,040 units with a total budgeted development cost of $127.4 million.

  ATLANTIC carefully manages development risks by obtaining zoning and public approvals prior to purchasing land. ATLANTIC does not take construction risk, but instead uses qualified third-party general contractors to build its communities, using guaranteed maximum price contracts. ATLANTIC targets development for markets with high occupancy rates and population and job growth trends that indicate increasing future demand. ATLANTIC cannot eliminate all development risk, but believes that the opportunities to better control its product and realize higher returns from development communities compensate for any additional risk.

  ATLANTIC traditionally has commenced development immediately after acquiring a tract of land. However, in cases where land prices are favorable, ATLANTIC has acquired and will acquire, on an unleveraged basis, prudent amounts of zoned land for the development of future multifamily communities. In addition, to provide for growth, ATLANTIC may utilize options and rights of first refusal in order to control land for the development of future communities.

  To enhance its flexibility in developing and acquiring multifamily communities, ATLANTIC has and will enter into presale agreements to acquire communities developed by third-party owner/developers where the developments meet ATLANTIC's investment criteria. ATLANTIC has and will fund such developments through development loans to these owner/developers. In addition, to provide greater flexibility for the use of land acquired for development and to dispose of excess parcels, ATLANTIC plans to make mortgage loans to Atlantic Development Services Incorporated ("Atlantic Development Services") to purchase land for development. ATLANTIC owns all of the preferred stock of Atlantic Development Services, which entitles ATLANTIC to substantially all of the net operating cash flow (95%) of Atlantic Development Services. All of the common stock of Atlantic Development Services is owned by an unaffiliated trust. The common stock is entitled to receive the remaining 5% of net operating cash flow. As of December 31, 1996, the outstanding balance of development and mortgage loans made by ATLANTIC to third-party owner/developers and Atlantic Development Services aggregated $15.4 million and none, respectively. The activities of Atlantic Development Services and third-party owner/developers are consolidated with ATLANTIC's activities and all intercompany transactions have been eliminated in consolidation.

 Due Diligence and Investment Analysis

  ATLANTIC believes that a REIT should have experienced personnel dedicated to performing intelligent and thorough due diligence. The REIT Manager has three full-time professionals performing due diligence for

ATLANTIC. The REIT Manager's professionals utilize due diligence information in screening potential acquisitions and developments for ATLANTIC.

  Prospective property investments are analyzed pursuant to several underwriting criteria, including purchase price, competition and other market factors, and prospects for long-term growth in cash flow. ATLANTIC's investment decisions are based upon the expected contribution of the property to long-term cash flow growth on an unleveraged basis. The expected economic contribution is based on an evaluation of a community's stabilized operations, including an estimate of all cash revenues from leases and other revenue sources, minus expenses incurred in operating the community (including real estate taxes, insurance, maintenance, turnover costs (such as carpet and appliance replacement), personnel costs and utility charges, but excluding depreciation, debt service and amortization of loan costs) and a reserve for capital expenditures.

 Property Management

  ATLANTIC believes that a successful REIT must actively manage its communities in order to increase cash flow and enhance the long-term economic performance of the communities. Approximately 87% of ATLANTIC's operating multifamily units are managed by SCG Realty Services, a property management firm headquartered in Atlanta, Georgia, with the balance in various stages of transition to SCG Realty Services' management. Security Capital Group is the sole owner of SCG Realty Services and the REIT Manager. See "--Security Capital Atlantic Incorporated" for a description of a proposal that ATLANTIC has received from Security Capital Group to exchange the REIT Manager and SCG Realty Services for Shares. The property management fee paid to SCG Realty Services for the year ended December 31, 1996 was $4.2 million. For a description of fees paid to SCG Realty Services, see Note 7 to Notes to Financial Statements in "Item 8. Financial Statements and Supplementary Data".

  SCG Realty Services has approximately 425 employees. SCG Realty Services emphasizes locally-based management and has ten local offices to serve ATLANTIC's target market. This network improves SCG Realty Services' ability to respond to changes in local market conditions and resident needs. ATLANTIC believes that SCG Realty Services has developed superior operating procedures, financial controls, information systems and training programs, which it expects to positively affect rental returns and occupancy rates. In addition, incentive compensation programs have been implemented for on-site property managers to further improve the performance of the communities. The REIT Manager has taken an active role in overseeing SCG Realty Services' management of ATLANTIC's multifamily communities.

  ATLANTIC recognizes that highly focused day-to-day management attention is essential to maximize short-term and long-term cash flow from each of its multifamily communities. As a result, SCG Realty Services has been specifically dedicated to the pursuit of this single goal. The professionals within SCG Realty Services focus only on ATLANTIC's communities. Therefore, their attention is not diluted by competing demands of other customers. SCG Realty Services and the REIT Manager work closely together to develop innovative new ideas to maintain high resident satisfaction while maximizing cash flow growth. During 1996, SCG Realty Services established a Regional Information Management ("RIM") Center. The RIM Center concept is designed to enable property-level management personnel to focus on community operating performance while moving certain accounting and administrative functions to the RIM Center. The RIM Center is designed to carry out these functions for several area communities and thus benefit from economies of scale, better accounting control and enhanced cash management capabilities. During 1996, ATLANTIC entered into revenue sharing agreements with certain cable television and telephone service providers which provide for ATLANTIC to receive a percentage of the service providers' revenues generated from subscribing residents in return for access to the resident base.

 Capital Markets/Finance/Legal

  ATLANTIC believes that a successful REIT must have the ability to access the equity and debt markets efficiently, expeditiously and cost-effectively. ATLANTIC's ability to efficiently access the capital markets permits it to capitalize on the development and acquisition opportunities that exist in its target market. In order to maximize this function and enhance relationships with major institutional sources of capital, Security Capital Group formed Security Capital Markets Group Incorporated ("Capital Markets Group"), a registered broker-dealer affiliate. Capital Markets Group's services are included in the REIT Manager's fee and do not result in a separate charge to ATLANTIC. Capital Markets Group and the REIT Manager have arranged private offerings for ATLANTIC including:

  . In August 1994, ATLANTIC received approximately $10 million in gross proceeds from a private offering of Shares at a price of $20.00 per Share;

  . During the period March 1995 through June 1995, ATLANTIC received approximately $160 million in gross proceeds from a private offering of Shares at a price of $22.00 per Share; and

  . During the period November 1995 through May 1996, ATLANTIC received approximately $250 million in gross proceeds (at a commission cost of less than 1% paid to an unaffiliated third party) from a private offering of Shares at a price of $23.00 per Share (including approximately $28.9 million of Shares sold to Security Capital Group at a price of $23.136 per Share).

  Capital Markets Group and the REIT Manager have arranged debt facilities for ATLANTIC including:

  . In June 1994, the REIT Manager arranged a three-year, $200 million secured line of credit for ATLANTIC (increased to $225 million in September 1994), at an interest rate of prime or, at ATLANTIC's option, LIBOR plus 2% or the certificate of deposit rate plus 2.125%;

  . In August 1995, the REIT Manager arranged for an increase in the line of credit to $300 million and for a reduction in the interest rate to LIBOR plus 1.75% or the certificate of deposit rate plus 1.875%;

  . In March 1996, the REIT Manager arranged for a further reduction in the line of credit's interest rate to LIBOR plus 1.50% or the certificate of deposit rate plus 1.625%;

  . In June 1996, the REIT Manager arranged for an increase in the line of credit to $350 million and an extension of the term to June 1998; and

  . In December 1996, the REIT Manager arranged a new unsecured line of credit that replaced the previous secured line of credit. The new line of credit bears interest at prime or, at ATLANTIC's option, LIBOR plus 1.375%. The loan agreement provides for a further reduction in the interest rate depending upon ATLANTIC's debt rating. ATLANTIC's objective is to achieve an investment-grade debt rating in 1997.

  ATLANTIC's increased borrowing capacity enables it to acquire communities prior to equity and long-term debt offerings and to eliminate or minimize the amount of cash it must invest in low-yielding short-term investments. ATLANTIC believes its current leverage provides considerable flexibility to prudently utilize long-term debt as a financing tool in the future. After it has achieved a substantial equity base and an investment-grade debt rating, ATLANTIC expects to arrange fully amortizing, fixed rate, 15-year to 25-year unsecured debt, the proceeds of which will be used primarily for the reduction of line of credit balances related to multifamily acquisition and development. This long-term financing strategy is expected to allow ATLANTIC to prudently increase its capital base with debt and equity.

  In July 1995, the REIT Manager negotiated a credit enhancement agreement with the Federal National Mortgage Association ("FNMA") that covers all of ATLANTIC's tax-exempt bond issues. Under the agreement with FNMA, ATLANTIC makes monthly principal payments, based on a 30-year amortization, into a principal reserve account. Of these bond issues, $108.2 million have variable interest rates. To mitigate the variable interest rate exposure, ATLANTIC entered into swap agreements. These swap agreements effectively result in ATLANTIC paying interest at a fixed rate of 6.64%.

STRATEGY FOR CASH FLOW AND DISTRIBUTION GROWTH

  ATLANTIC seeks to achieve long-term sustainable growth in cash flow by maximizing the operating performance of its core portfolio through value-added operating systems and concentrating its experienced team of professionals on developing and acquiring industry-leading communities in targeted submarkets exhibiting strong job growth and favorable demographic trends.

  In addition to its strong primary target market, ATLANTIC believes that the following key factors will drive ATLANTIC's future growth: research and development, moderate income development, opportunistic acquisitions, "same store" growth, portfolio and asset optimization and a conservative balance sheet strategy.

 Research and Development

  ATLANTIC believes that its research-based investment strategy differs from other multifamily REITs in that the REIT Manager and its affiliates have dedicated personnel who conduct comprehensive proprietary evaluations of ATLANTIC's target market on a submarket-by-submarket basis taking into account 24 key variables that ATLANTIC has identified as having the greatest impact on multifamily operating performance. A few of these variables include market demand analysis, detailed supply evaluations of each submarket and other economic and demographic data. See "--ATLANTIC's Operating System--Research".

 Moderate Income Development

  Multifamily communities are differentiated by the income levels of their residents. In descending order, the full multifamily spectrum includes upper middle income apartments, middle income apartments, moderate income apartments, mobile home parks and government subsidized housing. ATLANTIC deploys capital into the first three categories. ATLANTIC's upper middle income communities appeal to residents whose incomes, which equal 115% to 140% of submarket median household income, are often sufficient to purchase homes. These communities typically feature large luxurious units and numerous amenities, including large exercise facilities and attached garages. ATLANTIC's middle income communities appeal to residents whose incomes equal 90% to 115% of submarket median household income. Middle income communities have smaller units and fewer amenities than upper middle income communities. ATLANTIC's moderate income communities accommodate residents with incomes ranging from 65% to 90% of submarket median household income. Residents in this category, which typically include couples, single parents and families with one or two children, are value-driven and focus on unit livability and practical amenities such as washer/dryer hookups, storage space and playgrounds.

  ATLANTIC's initial acquisitions were principally middle income communities since the existing moderate income inventory in the southeastern United States consisted primarily of older communities (15-30 years old) which had been poorly managed, were either dilapidated or approaching obsolescence and would not compete effectively for residents in ATLANTIC's market. Accordingly, ATLANTIC's portfolio at January 31, 1997 includes a larger percentage of upper middle income communities (9.8%, based on total expected investment cost) and middle income communities (41.9%, based on total expected investment cost) than moderate income communities (48.3%, based on total expected investment cost).

  As of January 31, 1997, ATLANTIC's portfolio consisted of seven upper middle income communities with a total expected investment cost of $132.8 million, 35 middle income communities with a total expected investment cost of $564.3 million and 47 moderate income communities with a total expected investment cost of $651.0 million. ATLANTIC focuses primarily on moderate income communities, which comprise one of the largest segments of the renter population. Moderate income communities comprised 51.8% of ATLANTIC's 1996 development starts. In 1997, approximately 83.5% of development starts and approximately 66.5% of ATLANTIC's total development activities are expected to consist of moderate income communities, based on total expected investment cost. The balance of development starts are expected to consist of middle income communities.

  Few other REITs in ATLANTIC's primary target market currently focus on the moderate income segment. Moreover, ATLANTIC believes that less than 10% of the 1995 and 1996 multifamily starts in ATLANTIC's primary target market cities constituted moderate income product. Consequently, ATLANTIC believes that the moderate income segment is a significantly underserved market with limited competition.

  Moderate income residents are typically longer-term residents because they often lack the financial resources required to purchase single-family homes. As a result, resident turnover is often significantly lower in moderate income communities than in upper middle income or middle income communities. The total cost of refurbishing and re-leasing a unit ranges from $700 to $1,500; therefore, reducing resident turnover can have a material impact on an asset's profitability. Due to market fundamentals and the operating characteristics of moderate income communities, ATLANTIC believes that this category offers better prospects for cash flow growth.

  ATLANTIC's research-driven development strategy is focused on developing state of the art communities in attractive submarkets that responds to renter preferences and demographic trends. ATLANTIC believes that developing communities designed for long-term appeal to one of the largest segments of the renter population (moderate income households) will allow ATLANTIC to achieve more consistent rental increases and higher occupancies over the long term and thereby realize superior cash flow growth. Development, principally of moderate income communities, will be a critical factor driving ATLANTIC's long-term growth. By year-end 1997, ATLANTIC anticipates that approximately 44.3% of its total portfolio will consist of communities ATLANTIC has developed or is in the process of developing and approximately 64.5% of these development communities will be moderate income communities, based on total expected investment cost. Over an extended period, management believes that operating results from ATLANTIC's development starts will contribute significantly to ATLANTIC's cash flow growth.

  Development opportunities also permit ATLANTIC to incorporate technologies and designs aimed at enhancing long-term rental growth and reducing ongoing maintenance costs. ATLANTIC has had the opportunity to evaluate and refine its multifamily product through its history of development. ATLANTIC, unlike a typical merchant builder, intends to be a long-term owner of the communities that it develops. Hence, ATLANTIC emphasizes long-term durability by using materials and designs that minimize ongoing operation and maintenance costs.

 Opportunistic Acquisitions

  It is often advantageous for ATLANTIC to acquire existing multifamily communities in markets that are expected to experience favorable growth in rents and income. In many cases, communities can be acquired and redeveloped at prices well below the cost to build a comparable community in the same area. The REIT Manager has the capability to thoroughly analyze and evaluate communities in an efficient manner which, together with ATLANTIC's access to capital, provides ATLANTIC with a competitive advantage in acquiring multifamily assets. From its inception on October 26, 1993 to January 31, 1997, ATLANTIC had completed acquisitions with a total expected investment cost of $977.4 million.

 "Same Store" Growth

  Net operating income on a "same store" basis (as adjusted for pre-stabilized versus stabilized accounting differences) increased 4.88% from 1995 to 1996 for the 34 communities that were fully operational during both periods. The accounting differences result from capitalizing certain costs during the period after acquisition when a community is being repositioned and is classified as pre-stabilized and expensing those costs once repositioning is completed and the community is classified as stabilized.

  ATLANTIC believes that the underlying long-term conditions of its primary target market, including its strong job growth, should continue to support high occupancy levels and allow for consistent increases in rental income. In addition, operating efficiencies and lower resident turnover resulting from ATLANTIC's increasing focus on moderate income product are expected to reduce operating costs and improve profit margins.

 Portfolio and Asset Optimization

  ATLANTIC develops and acquires communities with a view to effective long-term operation and ownership. REIT Management actively reviews ATLANTIC's asset base. These reviews generate operating and capital plans and, with guidance from its affiliate Security Capital Investment Research, help ATLANTIC to identify submarkets and product types that it believes will generate above average long-term growth opportunities. In evaluating each multifamily community owned or being considered for acquisition or development, the REIT Manager focuses on those components that it believes provide the greatest opportunity for consistent rental increases and high occupancies over the long term. Submarket locations and demographics, unit mix, density and amenities of each community are important contributors to long-term cash flow growth. Under its asset optimization program, ATLANTIC may from time to time dispose of assets that no longer meet its long-term investment objectives and redeploy the proceeds, preferably through tax-deferred exchanges, into assets with better prospects for cash flow growth. ATLANTIC's asset optimization strategy is based on the premise that it has a finite amount of investment capital and that this capital should be deployed where it can produce maximum cash flow growth. ATLANTIC believes that many of its existing upper middle income communities will be candidates for exchange or disposition given the increased competition from this product type being developed by third parties. Consistent with its current strategy, ATLANTIC expects to redeploy the proceeds from these dispositions into moderate income communities with superior growth prospects. During 1996, ATLANTIC disposed of four operating communities aggregating 1,184 units. A gain was recognized on each disposition with the total gain aggregating $6.7 million on aggregate proceeds of $64.2 million. Each disposition has been included in a tax-deferred exchange.

 Conservative Balance Sheet Strategy

  ATLANTIC has a conservative balance sheet strategy. Long-term debt as a percentage of total long-term undepreciated book capitalization was 17.4% at December 31, 1996. In the future, ATLANTIC intends to access the public equity and debt markets. ATLANTIC's objective is to achieve an investment-grade debt rating in 1997 and to issue long-term, fixed rate, fully amortizing unsecured corporate debt, which will limit ATLANTIC's exposure to floating rate or balloon financing. ATLANTIC's $350 million unsecured line of credit enables ATLANTIC to take advantage of investment opportunities in its target market without investing significant funds in short-term investments between securities offerings. As of February 19, 1997, $275.5 million of borrowings were outstanding under the line of credit. This conservative balance sheet strategy is expected to provide ATLANTIC with significant incremental debt capacity and allow ATLANTIC to take advantage of future investment opportunities on a non-dilutive basis, contributing to ATLANTIC's objective of long-term growth in cash flow.

THE REIT MANAGER

 General

  The REIT Manager provides ATLANTIC with strategic and day-to-day management, research, investment analysis, acquisition, development, marketing, disposition of assets, asset management, due diligence, capital markets, legal and accounting services, all of which are included in the REIT Management fee. ATLANTIC currently has no employees. Hence, ATLANTIC depends on the quality of the management provided by the REIT Manager. ATLANTIC believes that its relationship with the REIT Manager provides ATLANTIC with access to high quality and depth of management personnel and resources, savings from a dedicated capital markets group, and access to centralized research, accounting and legal support. As of January 31, 1997, 81 operating professionals were employed by the REIT Manager and its specialized service affiliates. The REIT Manager also provides office and other facilities supporting ATLANTIC's needs. The REIT Manager's address is the same as ATLANTIC's. The owner of the REIT Manager, Security Capital Group, currently owns 56.9% of ATLANTIC's outstanding Shares. See "--Security Capital Atlantic Incorporated" for a description of a proposal that ATLANTIC has received from Security Capital Group to exchange the REIT Manager and SCG Realty Services for Shares.

  The owner of the REIT Manager has a substantial shareholder interest in ATLANTIC, creating alignment of interest with ATLANTIC's shareholders. Furthermore, the REIT Manager provides all its services for one fee, and an affiliate provides property management services at market rates in a competitive environment. The REIT Manager does not receive additional fees for investment banking, financing, asset sales or similar services. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--REIT Management Agreement".

  The REIT Manager has organized itself such that each operating professional specializes in a particular discipline (such as research, marketing, development, acquisition, due diligence, asset management, capital markets or financial operations) rather than being responsible for all functions on a project-by project basis. Local investments are approved by the REIT Manager's investment committee, using uniform criteria, prior to being submitted to ATLANTIC's investment committee. Regional operating professionals focus on specific target markets to ensure attention to resident services.

  ATLANTIC believes that the quality of management should be assessed in light of the following factors:

 Management Depth/Succession

  ATLANTIC believes that management should have several senior executives with the leadership, operational, investment and financial skills and experience to oversee the entire operations of the REIT. ATLANTIC believes that several of its senior officers could serve as the principal executive officer and continue ATLANTIC's performance. See "--Directors and Officers of ATLANTIC, the REIT Manager and Relevant Affiliates" below.

 Strategic Vision

  ATLANTIC believes that management should have the strategic vision to determine an investment focus that provides favorable initial yields and long-term growth prospects. The REIT Manager has demonstrated its strategic vision by focusing ATLANTIC on multifamily communities in the southeastern United States, where demographic and supply factors have permitted high occupancies at increasing rents.

  ATLANTIC focuses primarily on moderate income communities, which comprise one of the largest segments of the renter population. Few other REITs in ATLANTIC's primary target market currently focus on the moderate income segment. Consequently, ATLANTIC believes that the moderate income segment is a significantly underserved market with limited competition.

 Research Capability

  ATLANTIC believes that management should have the means for researching markets to determine appropriate investment opportunities. ATLANTIC divides its target market cities into numerous submarkets for analysis purposes. The REIT Manager and its affiliates have several persons who devote substantial time to research, on a submarket-by-submarket basis, and are closely supervised by senior officers of the REIT Manager.

 Investment Committee Process

  ATLANTIC believes that investment committees should provide discipline and guidance to the investment activities of the REIT in order to achieve its investment goals. The four members of the REIT Manager's investment committee have a combined 95 years experience in the real estate industry. See "-- Directors and Officers of ATLANTIC, the REIT Manager and Relevant Affiliates" below. The investment committee receives detailed written analyses and research, in a standardized format, from the REIT Manager's personnel and evaluates all prospective investments pursuant to uniform underwriting criteria prior to submission of investment recommendations to the investment committee of the Board. The quality of the REIT Manager's investment committee process is demonstrated by ATLANTIC's ability to achieve its investment goals and generally realize its projected initial returns and growth from multifamily investments.

 Development/Redevelopment and Acquisition Capability

  ATLANTIC believes that by internally developing projects and redeveloping well located operating communities, management can capture for the REIT the value that normally escapes through sales premiums paid to successful developers. The REIT Manager's personnel have substantial development and redevelopment experience, as described in "--Directors and Officers of ATLANTIC, the REIT Manager and Relevant Affiliates" below. The REIT Manager has 22 full-time professionals committed to development and acquisition activities. The REIT Manager has arranged for over $977.4 million of successful acquisitions for ATLANTIC.

As of January 31, 1997, the REIT Manager was developing 6,123 multifamily units for ATLANTIC with a total budgeted development cost of $379.8 million. Additionally, as of January 31, 1997, ATLANTIC had land in planning and under control for the development of 2,040 units with a total budgeted development cost of $127.4 million. REIT Management has engaged in substantial development on behalf of ATLANTIC at attractive yields that have exceeded projections and ATLANTIC believes that development will contribute to ATLANTIC's objective of long-term growth in cash flow. See"--ATLANTIC's Operating System".

 Disposition Capability

  The ability to identify and effectively complete the cost-effective disposition of targeted communities is essential to the successful execution of ATLANTIC's asset optimization strategy. During 1995 and 1996, ATLANTIC disposed of 1,780 units, realizing an aggregate gain of $6.7 million on aggregate proceeds of $95.1 million, which were redeployed into strategic acquisitions and developments. Marketing efforts and related costs and negotiation were conducted primarily by the REIT Manager and, therefore, broker fees were minimal.

 Due Diligence Process

  ATLANTIC believes that management should have experienced senior personnel dedicated to performing intelligent and thorough due diligence. The REIT Manager has three full time due diligence professionals and has developed uniform systems and procedures for due diligence, as described under "-- ATLANTIC's Operating System--Due Diligence and Investment Analysis". The REIT Manager's due diligence personnel have screened and selected a large volume of investments.

 Operating Capability

  ATLANTIC believes that management can substantially improve funds from operations by actively and effectively managing assets. As described under "-- ATLANTIC's Operating System", the REIT Manager and its affiliates have devoted substantial personnel and financial resources to control and effectively manage ATLANTIC's multifamily portfolio.

 Capital Markets Capability

  ATLANTIC believes that management must be able effectively to raise equity and debt capital in order for the REIT to achieve superior growth through investment. As described under "--ATLANTIC's Operating System--
Capital Markets/Finance/Legal", REIT Management has successfully arranged funding for ATLANTIC's investment program.

 Communications/Shareholder Relations Capability

  ATLANTIC believes that a REIT's success in capital markets and investment activities can be enhanced by management's ability to effectively communicate the REIT's strategy and performance to investors, sellers of property and the financial media. The REIT Manager provides at its expense full time personnel who prepare informational materials for and conduct periodic meetings with the investment community and analysts.

  ATLANTIC believes that successfully combining the foregoing attributes significantly enhances a REIT's ability to increase cash flow and increase the market valuation of the REIT's portfolio.

 REIT Manager Compensation

  The REIT Management Agreement requires ATLANTIC to pay an annual fee of 16% of cash flow as defined in the REIT Management Agreement, payable monthly. Cash flow is calculated by reference to ATLANTIC's cash flow from operations plus
(i) fees paid to the REIT Manager, (ii) extraordinary expenses incurred at the request of the independent Directors of ATLANTIC (of which there have been none since inception) and (iii) 33% of any interest paid by ATLANTIC on convertible subordinated debentures (of which there have been none since inception); and after deducting (i) regularly scheduled principal payments (excluding prepayments or balloon payments) for debt with commercially reasonable amortization schedules, (ii) assumed principal and interest payments on senior unsecured debt treated as having regularly scheduled principal and interest payments like a 20-year level-payment, fully amortizing mortgage (of which there have been none since inception) and (iii) distributions actually paid with respect to any non-convertible preferred stock (of which there have been none since inception). Cash flow does not include (i) realized gains or losses from dispositions of investments, (ii) interest income from cash equivalent investments and the Homestead convertible mortgage notes and dividend and interest income from Atlantic Development Services, (iii) provisions for possible losses on investments and (iv) extraordinary items. The REIT Manager also receives a fee of 0.20% per year on the average daily balance of cash equivalent investments. The REIT Management fee aggregated $10.4 million, $6.9 million and $3.7 million for 1996, 1995 and 1994, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--REIT Management Agreement".

DIRECTORS AND OFFICERS OF ATLANTIC, THE REIT MANAGER AND RELEVANT AFFILIATES

 Directors of ATLANTIC

  Members of the REIT Manager's Investment Committee are designated by an asterisk.

  C. RONALD BLANKENSHIP--47--Advisory Director of ATLANTIC since September 1996 and Director from April 1996 to September 1996; Chairman of Security Capital Pacific Trust ("PTR") and PTR's REIT manager and Managing Director of Security Capital Group since March 1991; from June 1988 to March 1991, Regional Partner, Trammell Crow Residential, Chicago, Illinois (multifamily real estate development and property management); prior thereto, Executive Vice President and Chief Financial Officer, The Mischer Corporation, Houston, Texas (multibusiness holding company with investments primarily in real estate). While with Trammell Crow Residential, Mr. Blankenship was on the Management Board for Trammell Crow Residential Services, a property management company that managed approximately 90,000 multifamily units nationwide, and was Chief Executive Officer of Trammell Crow Residential Services-North, which managed 10,000 multifamily units in the Midwest and Northeast. In his various positions prior to his affiliation with PTR's REIT manager, Mr. Blankenship supervised the development of approximately 9,300 multifamily units. Mr. Blankenship supervises the overall operations of PTR and PTR's REIT manager.

  MANUEL A. GARCIA III--53--Director of ATLANTIC since December 1995; Chief Executive Officer of Davgar Restaurants, Inc. since May 1969 where he is the owner/operator of ten Burger King Restaurants in central Florida, five Pebbles Restaurants, Harvey's Bistro and Manuel's on the 28th Restaurant in Orlando, Florida; Director of Sprint/United Telephone, The Foundation for Orange County Public Schools, Florida State University Seminole Boosters' Association, a Director and Member of the Executive Committee of the Florida Citrus Sports Association and National Director of Cities in Schools. Mr. Garcia is also on the Board of the National Conference of Christians and Jews and an Honorary Director of the Boys' Clubs and Boy Scouts of Central Florida. In addition, Mr. Garcia is a former member of former President Bush's Drug Advisory Council.

  NED S. HOLMES--52--Director of ATLANTIC since May 1994; President and Chief Executive Officer of Laing Properties, Inc. since May 1990; member of the Board of Directors of Pall Mall Properties, Ltd., United Kingdom, and Chairman and President of Parkway Investment/Texas Inc., a Houston-based real estate investment and development company which specializes in residential (apartment and townhouse), commercial (office and warehouse) and subdivision projects. Mr. Holmes is also Senior Chairman of the Board of Heritage Bank and Chairman of the Port Commission of the Port of Houston Authority.

  *CONSTANCE B. MOORE--41--Co-Chairman, Chief Operating Officer and Director of ATLANTIC and the REIT Manager since January 1996, where she has overall responsibility for operations of ATLANTIC; from May 1994 to December 1995, Managing Director of PTR, Director and Managing Director of PTR's REIT manager; Senior Vice President of Security Capital Group from March 1993 to April 1994; from January 1990 to December 1992, President and Director of Kingswood Realty Advisors, Inc., investment advisor to ICM Property

Investors, a NYSE-listed REIT, and from March 1991 to December 1992, President and Director of ICM Property Investors; from April 1989 to December 1989, consultant to Bedford Properties, a real estate development and management firm where Ms. Moore was responsible for acquiring a controlling interest in ICM Property Investors and Kingswood for Bedford; from January 1983 to November 1988, Senior Vice President and Director of Consolidated Capital Equities Corporation, where she was in charge of portfolio and asset management for Consolidated Capital's $3.0 billion diversified debt and equity portfolio.

  *JAMES C. POTTS--50--Co-Chairman and Chief Investment Officer of ATLANTIC and the REIT Manager since January 1996 and Director of ATLANTIC and the REIT Manager since October 1993, where he has overall responsibility for investments of ATLANTIC; Chairman of ATLANTIC and the REIT Manager from May 1994 to December 1995; from December 1992 to April 1994, Managing Director of PTR's REIT manager, where he supervised the asset management of all of PTR's multifamily communities and oversaw the relationship of PTR's REIT manager with SCG Realty Services Incorporated, which provides on-site management for these communities; from April 1984 to December 1992, Chief Executive Officer of four regional multifamily management companies of Trammell Crow Residential Services, which collectively managed approximately 52,000 units and employed 1,600 associates. Under Mr. Potts' direction, Trammell Crow Residential Services supervised the lease-up of over 25,000 units, the assumption of management of over 15,000 acquired units, and the increase in its third-party asset management business from 14,000 to 30,000 units. Mr. Potts was also on the Management Board of Trammell Crow Residential Services (managing 90,000 units nationwide).

  JOHN M. RICHMAN--69--Director of ATLANTIC since September 1996; Counsel to the law firm of Wachtell, Lipton, Rosen & Katz since January 1, 1990; acting Chairman and a director of R. R. Donnelley and Sons Company. Mr. Richman is a member of the American, Illinois and New York Bar Associations. He was Chairman and Chief Executive Officer of Kraft, Inc. from 1979 to 1989, prior to which he was Senior Vice President--Administration and General Counsel of that company. He is currently a director of BankAmerica Corporation and Bank of America National Trust and Savings Association, USX Corporation and the Evanston Hospital Corporation. He is also a Trustee of the Chicago Symphony Orchestra, Northwestern University and The Johnson Foundation. In addition, Mr. Richman is a Director of The Chicago Council on Foreign Relations and Lyric Opera of Chicago and a member of The Business Council, The Commercial Club of Chicago and the Economic Club of Chicago.

 Senior Officers

  All executive functions of ATLANTIC are performed by the REIT Manager. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--REIT Management Agreement". The executive officers of the REIT Manager are:

NAME                                     AGE TITLE
----                                     --- -----
James C. Potts..........................  50 Co-Chairman
Constance B. Moore......................  41 Co-Chairman
J. Lindsay Freeman......................  51 Senior Vice President
Jeffrey A. Klopf........................  48 Senior Vice President and Secretary
Bradley C. Miller.......................  49 Senior Vice President
William Kell............................  40 Vice President and Controller

  Members of the REIT Manager's Investment Committee are designated by an asterisk.

  *JAMES C. POTTS--See--"Directors of ATLANTIC" above.

  *CONSTANCE B. MOORE--See--"Directors of ATLANTIC" above.

  *J. LINDSAY FREEMAN--51--Senior Vice President of ATLANTIC and the REIT Manager since May 1994 and Director of the REIT Manager since March 1995, responsible for operations; from June 1980 to March 1994,

Senior Vice President and Operating Partner of Lincoln Property Company in Atlanta, Georgia, where he was responsible for acquisitions, financing, construction and management of multifamily communities within the Atlantic region and oversaw operations of 16,000 multifamily units.

  JEFFREY A. KLOPF--48--Senior Vice President and Secretary of ATLANTIC, the REIT Manager and Security Capital Group since January 1996, where he provides securities offerings and corporate acquisition services and oversees the provisions of legal services for affiliates of Security Capital Group; from January 1988 to December 1995, partner of Mayer, Brown & Platt where he practiced corporate and securities law.

  *BRADLEY C. MILLER--49--Senior Vice President of ATLANTIC and the REIT Manager since June 1996 and Director of the REIT Manager since February 1997, responsible for investments; from October 1979 to May 1996, Senior Vice President and Operating Partner of Lincoln Property Company in Tampa, Florida, where he was responsible for acquisitions, financing, construction and management of multifamily properties within the Atlantic region and oversaw the development of over 6,500 new multifamily units and operations of 11,000 multifamily units.

  WILLIAM KELL--40--Vice President and Controller of ATLANTIC and the REIT Manager since January 1996, where he supervises accounting and financial reporting for ATLANTIC; from June 1991 to December 1995, Vice President and Controller of PTR, where he had overall responsibility for multifamily accounting and financial reporting; from 1987 to 1991, Vice President and Treasurer, Bohannon Development Corporation, El Paso, Texas (multifamily development); prior thereto, Manager with KPMG Peat Marwick in its El Paso, Texas office.

 Other Officers

  ARIEL AMIR--37--Vice President of Security Capital Group since June 1994; from September 1985 to April 1994, an attorney with the law firm of Weil, Gotshal & Manges, New York, New York, where he practiced securities and corporate law. Mr. Amir provides securities offerings and corporate acquisition services to ATLANTIC and affiliated entities.

  RAYMOND D. BARROWS--34--Vice President of ATLANTIC and the REIT Manager since May 1994, where he is a member of the development group; prior thereto, he supervised the due diligence group; from January 1994 to December 1995, a member of ATLANTIC's asset management group and prior thereto, a member of PTR's asset management group; from May 1990 to August 1993, Portfolio Manager with The First National Bank of Chicago where he was responsible for underwriting and structuring transactions for both project and corporate facilities.

  LESLIE L. BIVINS--43--Vice President of ATLANTIC and the REIT Manager since June 1996, where she is responsible for asset and property management for the States of Georgia and Alabama and with SCG Realty Services since May 1994; from January 1992 to May 1994, Senior Regional Manager of Laing Management Company in Atlanta, Georgia, where she was responsible for management of over 2,000 units throughout the southeastern United States; from November 1987 through December 1991, District Manager of Trammell Crow Residential, Atlanta, Georgia, where she supervised the management of approximately 2,000 multifamily units in the Atlanta market.

  DARCY B. BORIS--34--Vice President of Security Capital Investment Research since June 1995, and an associate from December 1994 to June 1995, where she conducts strategic market analysis for ATLANTIC and affiliated companies; from August 1993 to November 1994, Ms. Boris worked for Capital Markets Group; in

May 1993, she obtained her M.B.A. from the University of California at Berkeley; from January 1987 to September 1991, she was with Marcus & Millichap Incorporated as Project Manager for Summerhill Development Company, the multifamily development subsidiary of Marcus & Millichap Incorporated, where she managed the development of multifamily housing, and prior thereto, she was an analyst for its property investment subsidiary.

  NEIL T. BROWN--40--Vice President of ATLANTIC and the REIT Manager since April 1996, where he is responsible for directing the development of new multifamily communities in the mid-Atlantic region; from July 1992 to December 1995, Regional Vice President/Regional Partner of JPI Development Partners, Inc. where he was responsible for all development activity in Florida; prior thereto, Partner of Trammell Crow Residential where he was responsible for development of residential projects in Dade and Broward Counties, Florida.

  MARK J. CHAPMAN--39--Vice President of Security Capital Investment Research since November 1995, where he is the director of the group and conducts strategic market analysis for ATLANTIC and affiliated companies; from March 1995 to November 1995, Vice President of PTR, with asset management responsibilities in five major markets; from November 1994 to March 1995, Vice President of Security Capital Pacific Incorporated; from July 1989 to November 1994, Vice President at Copley Real Estate Advisors, Inc., where he directed asset management for Copley assets located from Connecticut to Virginia, valued in excess of $1.5 billion; prior thereto, Director of Asset Management for Liberty Real Estate, with responsibility for assets east of the Mississippi River, including multifamily, office and retail properties.

  ANDREW W. COLQUITT--30--Vice President of ATLANTIC and the REIT Manager since December 1996, where he is responsible for land acquisition for all markets north of Florida; prior thereto, he was a member of the Development Group; from March 1994 to October 1995, Development Associate for Trammell Crow Residential in Portland, Oregon, where he was responsible for acquisition and development management for the Portland development portfolio including 1,800 multifamily units; from June 1993 to February 1994, Acquisitions Analyst for Prudential Real Estate Investors in San Francisco, with emphasis on multifamily and office acquisitions; in May 1994, he obtained his M.B.A. from the University of California at Berkeley; from June 1987 to June 1992, Cost Engineer and Project Engineer for Holder Construction Company in Atlanta, Georgia, with emphasis on project management, estimating and scheduling.

  JOSEPH J. DOMINGUEZ--37--Vice President of ATLANTIC and the REIT Manager since April 1996, where he is a member of the development group; prior thereto, he was an associate in the development group; from November 1984 to August 1995, Vice President of Operations for The Casden Company, where he had overall responsibility for the start-up and operations of a general contracting subsidiary; prior thereto, Project Manager with Pacific Southwest Construction Company where he oversaw the construction of various residential projects.

  KATHY B. FARR--42--Vice President of ATLANTIC and the REIT Manager since June 1995, where she is responsible for multifamily dispositions; from January 1994 to April 1995, Vice President of Corporate Finance with Irvine Apartment Communities, where she was responsible for all aspects of financing, including the company's working capital line of credit and construction financings for all new development activity; from 1984 to 1993 with the Irvine Company, most recently as Senior Director-Project Finance, where she was responsible for negotiating and closing construction and permanent financings on residential and commercial properties. Ms. Farr is also a Vice President of PTR and PTR's REIT manager where she is responsible for multifamily dispositions.

  JOHN H. GARDNER, JR.--43--Senior Vice President of ATLANTIC and the REIT Manager since September 1994, where he is responsible for overall multifamily dispositions; Director of PTR's REIT manager since February 1995; Senior Vice President of PTR and its REIT manager since September 1994, where he has overall responsibility for multifamily dispositions; from December 1984 to September 1994, Managing Director and

Principal of Copley Real Estate Advisors in Boston, where he had overall responsibility for the portfolio management function for eight accounts valued at $7.5 billion.

  W. SCOTT HARTMAN--32--Vice President of ATLANTIC and the REIT Manager since September 1996, where he oversees financing activities, coordinates external financial reporting and supervises acquisition due diligence compliance activities; prior thereto, he was in the Management Development Program with Security Capital Group working in six-month rotational assignments with Managing Directors of Security Capital Group and its affiliates; from May 1993 to May 1994, Research Analyst with AMB Institutional Realty Advisors; in May 1994, Mr. Hartman obtained his J.D. from The University of California, Hastings College of the Law and his M.B.A. from The University of California, Haas School of Business.

  GEORGE E. KELLY--44--Vice President of ATLANTIC and the REIT Manager since December 1996, where he is responsible for planning, coordinating and executing the production of development of multifamily communities; from May 1995 to December 1996, Development Manager of ATLANTIC; from February 1995 to April 1995, Real Estate and Construction Management Consultant to property management companies; from August 1992 to April 1995, Assistant Vice President of The Travelers Realty Investment Company in Atlanta, Georgia.

  MARY CAPERTON LESTER--42--Vice President of ATLANTIC and the REIT Manager since July 1995, where she is responsible for asset and property management in the Mid-Atlantic region (except Georgia and Alabama) and with SCG Realty Services since June 1994; prior thereto, she was a member of the asset management group; from May 1993 to May 1994, she was with Summit Management Company, where she specialized in new business development; from April 1984 to May 1993, with Trammell Crow Residential Services, most recently as a Vice President, where she was responsible for property operations, marketing and new business development.

  RONALD C. MAYHEW--54--Vice President of ATLANTIC and the REIT Manager since July 1995, where he is a member of the development group; prior thereto, he was an associate in the development group; from January 1984 to January 1995, Director of Community Development and Senior Project Manager for The Casden Company/Casden Properties, where he had sole responsibility for project management and coordination of consultant teams; prior thereto, Project Manager at Psomas & Associates, where he managed civil engineering and land planning.

  JEFFREY G. MEGRUE--35--Vice President of ATLANTIC and the REIT Manager since July 1995, where he is a member of the development group; prior thereto, he was an associate in the development group; from March 1993 to May 1994, he was a member of the acquisition group of PTR; from June 1988 to February 1993, Vice President of Trammell Crow Residential Services North; prior thereto, Development Associate for the New Jersey/Pennsylvania division of Trammell Crow Residential.

  KENT K. POULSEN--62--Vice President of ATLANTIC and the REIT Manager since September 1995, where he is a member of the development group; prior thereto, he was an associate in the development group; from April 1986 to May 1995, Divisional Vice President for Construction of Trammell Crow Residential Illinois Division; prior thereto, he held positions with responsibilities ranging from design management through delivery of the final product. During his career, Mr. Poulsen has overseen the construction of over 9,000 residential units as well as several commercial projects.

  GLENN T. RAND--36--Vice President of ATLANTIC and of the REIT Manager since June 1996, where he is responsible for asset and property management for the State of Florida, and with SCG Realty Services since May 1995; from August 1987 to April 1995, Vice President of Trammell Crow Residential and Avalon Properties, where he was responsible for operations and third party management solicitation in southern Florida and the northeastern United States.

  JAMES C. ROOT--41--Vice President of ATLANTIC and the REIT Manager since December 1996, where he is responsible for major capital expenditures; from February 1994 to December 1996, Construction Services Manager, where he was responsible for capital budgeting, major repairs and renovations of over 13,000 units located throughout the Southeast; from February 1993 to February 1994, Construction Manager and Consultant in Chicago, Illinois, where he evaluated potential acquisitions for Republic Management, a Houston-based, nationwide property management company; from June 1992 to February 1993, Construction Services Director with Genmar Realty Group, Inc. in Chicago, where he established the Construction Department responsible for capital items for a nationwide portfolio of apartment communities.

  ANN L. SCHUMACHER--38--Vice President of ATLANTIC and the REIT Manager since July 1995 and a member of the accounting group since January 1994, where she is responsible for accounting and financial reporting; from September 1988 to October 1993, she was with Trammell Crow Company, most recently as Regional Controller, where she managed the accounting department for the company's 26 million-square-foot industrial portfolio in Southern California and Arizona; prior thereto, Senior Accountant for Price Waterhouse.

  L. DOUGLAS SNIDER--42--Vice President of ATLANTIC and the REIT Manager since July 1995, where he is responsible for directing the development of new multifamily communities in the South Atlantic region; prior thereto, he was an associate in the development group; from July 1993 to March 1995, Vice President of Operations with American Constructors, where he was responsible for all design/build activities; from June 1990 to July 1993, Vice President of Robert L. Mayer Corporation, where he was responsible for residential and commercial development activities.

  C. MELVIN WHITE--57--Vice President of ATLANTIC and the REIT Manager since April 1996, where he has been a member of the development group since August 1995; from September 1991 to August 1995, Founder/Partner of Sherrill and Associates, an interior specialty contracting firm; from 1985 to 1991, Construction Manager of Laing where he was responsible for construction of garden apartments, personal care retirement facilities and mid-rise office space.

 Shareholder Relations and Capital Markets

  The following persons provide shareholder relations and capital markets services to ATLANTIC:

  K. SCOTT CANON--34--President of Capital Markets Group since January 1996; Vice President of Capital Markets Group from August 1993 to January 1996 and a member of Capital Markets Group since March 1992, where he participates in capital markets and institutional investor relations; from September 1991 to March 1992, a personal account director for Chase Manhattan Investment Services; from August 1987 to September 1991, a member of private client services for Goldman, Sachs & Co. Mr. Canon is registered with the National Association of Securities Dealers, Inc.

  ROBERT H. FIPPINGER--53--Vice President of Capital Markets Group since June 1995 and with Security Capital Group since October 1994, where he directs corporate communications services for affiliates of Security Capital Group; from November 1991 to October 1994, with Grubb & Ellis, where he represented corporate clients and provided tenant advisory services; from October 1988 to January 1991, Executive Director of Techmart in Santa Clara, California; prior thereto, Principal of Affiliated Capital Corp., a real estate development company..

  GERARD DE GUNZBURG--49--Senior Vice President of Capital Markets Group in its New York office since January 1997 and Vice President from January 1993 to December 1996, where he provides capital markets services for affiliates of Security Capital Group; from June 1988 to December 1992, a consultant to American and European companies; prior thereto, Director and Partner of Lincoln Property Company, Europe, where he arranged real estate financing from 1976 to 1988. Mr. de Gunzburg is registered with the National Association of Securities Dealers, Inc.

  ALISON C. HEFELE--37--Vice President Capital Markets Group since February 1994, where she provides capital markets services for affiliates of Security Capital Group; from January 1990 to February 1994, Vice President with Prudential Real Estate Investors (strategic planning and business development for institutional real estate investment management services); from September 1985 to January 1990, a management consultant with McKinsey & Company; prior thereto, a financial analyst with Morgan Stanley Realty Inc. Ms. Hefele is registered with the National Association of Securities Dealers, Inc.

  GARRET C. HOUSE--31--Vice President of Capital Markets Group since September 1996, where he provides capital markets services for affiliates of Security Capital Group; from May 1994 to August 1996, he assisted with financing activities for affiliates of Security Capital Group, and prior thereto, he was a member of the Management Development Program from May 1993 to May 1994; in May 1993, he obtained his M.B.A. from Harvard Graduate School of Business Administration; from July 1989 to July 1991, Project Manager for Nansay Corporation in Los Angeles, California; from July 1987 to July 1989, Analyst with Merrill Lynch Capital Markets in New York. Mr. House is registered with the National Association of Securities Dealers, Inc.

  BRADFORD W. HOWE--32--Vice President of Capital Markets Group since January 1996, where he provides capital markets services for affiliates of Security Capital Group and where he has been an associate since December 1994; from March 1993 to December 1994, Assistant Vice President in the real estate investment banking group of Kidder, Peabody & Co. Incorporated; from May 1992 to March 1993, real estate consultant at Coopers & Lybrand LLP. Mr. Howe is registered with the National Association of Securities Dealers, Inc.

  JAMES H. POLK, III--54--Trustee of PTR since 1976; Managing Director of Capital Markets Group since August 1992, where he provides capital markets services for affiliates of Security Capital Group. Mr. Polk has been affiliated with PTR's REIT manager since March 1991; prior thereto, he was President and Chief Executive Officer of PTR for sixteen years. He is registered with the National Association of Securities Dealers, Inc. and is a past President and Trustee of the National Association of Real Estate Investment Trusts ("NAREIT").

  DONALD E. SUTER--40--Senior Vice President of Capital Markets Group since September 1996, where he provides capital markets services for affiliates of Security Capital Group; from October 1995 to April 1996, President and Chief Operating Officer for Cullinan Properties Limited in Peoria, Illinois: from July 1984 to October 1995, Mr. Suter was with LaSalle Partners in Chicago, Illinois, where his last position held was Senior Vice President, Corporate Finance Group. Mr. Suter is registered with the National Association of Securities Dealers, Inc.

EMPLOYEES

  ATLANTIC currently has no employees. The REIT Manager, whose sole activity is advising ATLANTIC, manages the day-to-day operations of ATLANTIC. The REIT Manager and its specialized service affiliates have assembled a team of 81 operating professionals, collectively possessing extensive experience in multifamily real estate. The majority of these persons are employed directly by and focused entirely on the services provided by the REIT Manager, with the balance providing centralized research, capital markets, legal and accounting services.

COMPETITION

  There are numerous commercial developers, real estate companies and other owners of real estate that compete with ATLANTIC in seeking land for development, communities for acquisition and disposition and residents for communities. All of ATLANTIC's multifamily communities are located in developed areas that include other multifamily communities. The number of competitive multifamily communities in a particular area could have a material adverse effect on ATLANTIC's ability to lease units and on the rents charged. In addition, other forms of single family and multifamily residential communities provide housing alternatives to residents and potential residents of ATLANTIC's multifamily communities.

AMERICANS WITH DISABILITIES ACT

  ATLANTIC's communities must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that such communities are "public accommodations" and/or "commercial facilities" as defined by the ADA. The ADA does not consider multifamily communities to be public accommodations or commercial facilities, except portions of such facilities open to the public, such as the leasing office. Noncompliance could result in imposition of fines or an award of damages to private litigants. ATLANTIC believes that the mandated portions of its communities comply with all present requirements under the ADA and applicable state laws.

ENVIRONMENTAL MATTERS

  Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. The costs of removal or remediation of such substances could be substantial. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous or toxic substances. The presence of such substances may adversely affect the owner's ability to sell or rent such real estate or to borrow using such real estate as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for the release of asbestos-containing materials into the air, pursuant to which third parties may seek recovery from owners or operators of real properties for personal injuries associated with such materials, and prescribe specific methods for the removal and disposal of such materials, which may result in increased costs in connection with renovations at ATLANTIC's communities.

  ATLANTIC has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its communities owned or being acquired at January 31, 1997, and ATLANTIC is not aware of any environmental condition with respect to any of its communities that is likely to be material. ATLANTIC has subjected each of its communities to a Phase I environmental assessment (which does not involve invasive procedures such as soil sampling or ground water analysis) by independent consultants. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed, nor is ATLANTIC aware of, any environmental liability (including asbestos-related liability) that the REIT Manager believes would have a material adverse effect on ATLANTIC's business, financial condition or results of operations. No assurance can be given, however, that these assessments and investigations reveal all potential environmental liabilities, that no prior owner or operator created any material environmental condition not known to ATLANTIC or the independent consultants or that future uses and conditions (including, without limitation, resident actions or changes in applicable environmental laws and regulations) will not result in unreimbursed costs relating to environmental liabilities.

INSURANCE COVERAGE

  ATLANTIC carries comprehensive general liability coverage on its owned communities, with limits of liability customary within the industry, to insure against liability claims and related defense costs. Similarly, ATLANTIC is insured against the risk of direct physical damage in amounts necessary to reimburse ATLANTIC on a replacement cost basis for costs incurred to repair or rebuild each community, including loss of rental income during the reconstruction period (up to a six-month period).

ITEM 2. PROPERTIES

PORTFOLIO COMPOSITION

  The following table indicates the composition of communities owned by ATLANTIC at January 31, 1997:

                                                                   PERCENTAGE OF
                                                        NUMBER OF  ASSETS BASED
                                                       COMMUNITIES  ON COST(1)
                                                       ----------- -------------
Moderate Income.......................................      47         48.3%
Middle Income.........................................      35         41.9
Upper Middle Income...................................       7          9.8
                                                           ---         ----
  Total...............................................      89          100%
                                                           ===         ====

--------
(1) For operating communities, represents cost, including budgeted renovations. For communities under construction and in planning, represents total budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period. Does not include land held for future development, which is less than 1% of assets, based on cost.

GEOGRAPHIC DISTRIBUTION

  In order to effectively manage its multifamily communities, ATLANTIC has organized its operations with a regional focus (Mid-Atlantic and South Atlantic). ATLANTIC's multifamily communities are located in 16 metropolitan areas in seven states and the District of Columbia. The table below demonstrates the geographic distribution of ATLANTIC's portfolio (operating communities and total communities, which includes operating communities and owned communities under construction and in planning) at January 31, 1997:

                             OPERATING COMMUNITIES       TOTAL COMMUNITIES
                           ------------------------- -------------------------
                                       PERCENTAGE OF             PERCENTAGE OF
                            NUMBER OF  ASSETS BASED   NUMBER OF  ASSETS BASED
                           COMMUNITIES  ON COST(1)   COMMUNITIES  ON COST(1)
                           ----------- ------------- ----------- -------------
MID-ATLANTIC:
Charlotte, North
 Carolina.................       4           6%            5           5%
Greenville, South
 Carolina.................       1           1             1           1
Memphis, Tennessee........       4           4             4           3
Nashville, Tennessee......       2           4             3           4
Raleigh, North Carolina...       5           7             7           8
Richmond, Virginia........       2           3             5           7
Washington, D.C. .........       4           7             6          10
                               ---         ----          ---         ----
  Total Mid-Atlantic......      22          32%           31          38%
                               ---         ----          ---         ----
SOUTH ATLANTIC:
Atlanta, Georgia..........      21          35%           24          29%
Birmingham, Alabama.......       4           5             5           5
Ft. Lauderdale/West Palm
 Beach, Florida...........       7          10             9          10
Ft. Myers, Florida........       1           1             1           1
Jacksonville, Florida.....       2           3             6           7
Miami, Florida............       1           1             1           1
Orlando, Florida..........       5           4             5           3
Sarasota, Florida.........       1           3             1           2
Tampa, Florida............       6           6             6           4
                               ---         ----          ---         ----
  Total South Atlantic....      48          68%           58          62%
                               ---         ----          ---         ----
    Total.................      70         100%           89         100%
                               ===         ====          ===         ====

--------
(1) For operating communities, represents cost, including budgeted renovations. For communities under construction and in planning, represents total budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period. Does not include land held for future development, which is less than 1% of assets, based on cost.

COMMUNITIES

  The information in the following table is as of December 31, 1996 for communities owned at December 31, 1996, except total expected investment cost which is as of January 31, 1997, and as of January 31, 1997 for communities acquired since December 31, 1996 (dollar amounts in thousands). Additional information on ATLANTIC's communities is contained in Schedule III, Real Estate and Depreciation, in "Item 8. Financial Statements and Supplementary Data". No individual community, or group of communities operated as a single business unit, amounts to 10% or more of ATLANTIC's consolidated total assets at December 31, 1996 nor does the gross revenue from any such communities amount to 10% or more of ATLANTIC's consolidated gross revenues for the fiscal year ended December 31, 1996.

                             YEAR                                     TOTAL
                         ACQUIRED OR  PERCENTAGE        ATLANTIC    EXPECTED
                         COMPLETED(1)   LEASED   UNITS INVESTMENT INVESTMENT(2)
                         ------------ ---------- ----- ---------- -------------
COMMUNITIES OWNED AS OF
DECEMBER 31, 1996:
OPERATING
 COMMUNITIES(3):
 MID-ATLANTIC:
 Charlotte, North
  Carolina:
  STABILIZED:
  Cameron Oaks..........     1994        91.7%     264  $15,361      $15,441
  Waterford Hills*......     1995        86.3      270   12,617       14,068(4)
  PRE-STABILIZED:
  Cameron at Hickory
   Grove(5)(6)..........     1996        97.5      202    8,392        8,456
  Waterford Square I*...     1996         (7)      408   19,653       21,051(4)
                                         ----    -----  -------      -------
    Subtotals/Average...                 91.3    1,144   56,023       59,016
                                         ----    -----  -------      -------
 Greenville, South
  Carolina:
  PRE-STABILIZED:
  Cameron Court(6)......     1996        94.9      234   11,060       11,099
 Memphis, Tennessee:
  STABILIZED:
  Cameron at Kirby
   Parkway..............     1994        95.7      324   10,174       10,256
  Stonegate.............     1994        90.4      208    7,076        7,263
  PRE-STABILIZED:
  Cameron Century
   Center...............     1996        92.1      420   15,928       16,032
  Country Oaks(8).......     1996        96.5      200    8,484        8,696
                                         ----    -----  -------      -------
    Subtotals/Average...                 93.6    1,152   41,662       42,247
                                         ----    -----  -------      -------
 Nashville, Tennessee:
  STABILIZED:
  Arbor Creek(9)........     1994        94.2      360   18,183       18,289
  Enclave at Brentwood..     1995        94.5      380   16,126       16,259
                                         ----    -----  -------      -------
    Subtotals/Average...                 94.4      740   34,309       34,548
                                         ----    -----  -------      -------
 Raleigh, North
  Carolina:
  STABILIZED:
  Cameron Square........     1994        95.9      268   15,982       16,066
  Waterford Point*......     1996        98.5      336   15,839       17,549(4)

                              YEAR                                     TOTAL
                          ACQUIRED OR  PERCENTAGE        ATLANTIC    EXPECTED
                          COMPLETED(1)   LEASED   UNITS INVESTMENT INVESTMENT(2)
                          ------------ ---------- ----- ---------- -------------
  PRE-STABILIZED:
  Cameron Lake...........     1996        91.3%     196  $ 9,293      $ 9,773
  Cameron Ridge(10)......     1996        98.7      228   10,131       10,424
  Emerald Forest.........     1996        85.6      320   14,680       14,705
                                          ----    -----  -------      -------
    Subtotals/Average....                 93.9    1,348   65,925       68,517
                                          ----    -----  -------      -------
 Richmond, Virginia:
  STABILIZED:
  Camden at Wellesley....     1994        92.9      340   19,510       19,564
  Potomac Hunt(11).......     1994        94.1      220   10,119       10,217
                                          ----    -----  -------      -------
    Subtotals/Average....                 93.4      560   29,629       29,781
                                          ----    -----  -------      -------
 Washington, D.C.:
  STABILIZED:
  Camden at Kendall
   Ridge.................     1994        93.5      184   11,701       11,801
  Cameron Saybrooke......     1994        96.4      252   18,966       19,035
  PRE-STABILIZED:
  Sheffield Forest(6)....     1995        96.5      256   15,546       15,645
  West Springfield
   Terrace...............     1996        92.2      244   16,210       16,258
                                          ----    -----  -------      -------
    Subtotals/Average....                 94.8      936   62,423       62,739
                                          ----    -----  -------      -------
      Subtotals/Average--
       Mid-Atlantic......                 93.7    6,114  301,031      307,947
                                          ----    -----  -------      -------

 SOUTH ATLANTIC:
 Atlanta, Georgia:
  STABILIZED:
  Azalea Park(12)(13)....     1995        92.6      447   25,768       25,971
  Cameron Ashford........     1994        91.5      365   24,912       24,963
  Cameron
   Briarcliff(11)........     1994        91.4      220   14,249       14,323
  Cameron Brook(12)(14)..     1994        95.5      440   22,428       22,528
  Cameron Creek I........     1994        91.8      404   24,544       24,637
  Cameron Crest..........     1994        95.5      377   23,824       23,935
  Cameron Dunwoody.......     1994        84.0      238   16,852       16,955
  Clairmont
   Crest(12)(15).........     1994        95.8      213   11,020       11,073
  The Greens(12)(16).....     1994        95.1      304   13,740       13,833
  Lake Ridge.............     1993        95.5      268   17,372       17,458
  Morgan's Landing.......     1993        93.9      165    8,671        8,696
  Old Salem..............     1994        98.8      172    8,116        8,244
  Trolley Square.........     1994        92.2      270   13,906       13,988
  Vinings Landing........     1994        97.0      200    9,979       10,071
  WintersCreek(12)(17)...     1995        94.0      200    7,787        7,923
  Woodlands..............     1995        89.6      644   25,741       26,217
  PRE-STABILIZED:
  Balmoral Village.......     1996        90.1      312   19,215       19,476
  Cameron Forest(6)......     1995        94.1      152    6,244        6,383
  Cameron Place(6).......     1995        93.9      212    8,075        8,173
  Cameron Pointe(6)......     1996        93.9      214   14,891       15,035
  Cameron
   Station(6)(12)(18)....     1995        95.4      348   16,080       16,242
                                          ----    -----  -------      -------
    Subtotals/Average....                 93.1    6,165  333,414      336,124
                                          ----    -----  -------      -------

                             YEAR                                     TOTAL
                         ACQUIRED OR  PERCENTAGE        ATLANTIC    EXPECTED
                         COMPLETED(1)   LEASED   UNITS INVESTMENT INVESTMENT(2)
                         ------------ ---------- ----- ---------- -------------
 Birmingham, Alabama:
  STABILIZED:
  Cameron on the
   Cahaba(19)...........     1995        96.0%     400  $18,925      $19,032
  Colony Woods I........     1994        90.3      216   10,686       10,698
  Colony Woods II*......     1995        93.9      198   10,515       11,405(4)
  Morning Sun Villas....     1994        92.4      184    9,301        9,435
                                        -----    -----  -------      -------
    Subtotals/Average...                 93.7      998   49,427       50,570
                                        -----    -----  -------      -------
 Ft. Lauderdale/W. Palm Beach,
  Florida:
  STABILIZED:
  Cypress Lakes.........     1995        98.3      176    8,510        8,774
  Parrot's Landing
   I(12)(20)............     1994        95.6      408   18,651       18,843
  Spencer Run(11).......     1994        93.2      384   19,471       19,797
  Sun Pointe
   Cove(12)(21).........     1994        94.1      221    9,369        9,492
  Trails at Meadow
   Lakes................     1995        99.5      189    8,840        8,968
  PRE-STABILIZED:
  Park Place at Turtle
   Run..................     1996        95.1      350   15,714       15,828
  The Pointe at Bayberry
   Lake.................     1996        94.8      308   17,021       17,238
                                        -----    -----  -------      -------
    Subtotals/Average...                 95.4    2,036   97,576       98,940
                                        -----    -----  -------      -------
 Ft. Myers, Florida:
  STABILIZED:
  Forestwood(12)(22)....     1994        96.5      397   13,781       13,994
 Jacksonville, Florida:
  STABILIZED:
  Bay Club..............     1994        93.2      220   12,222       12,319
  PRE-STABILIZED:
  Cameron Lakes I*......     1996        (7)       302   16,117       17,777(4)
                                        -----    -----  -------      -------
    Subtotals/Average...                 93.2      522   28,339       30,096
                                        -----    -----  -------      -------
 Miami, Florida:
  STABILIZED:
  Park Hill(23).........     1994        93.9      264    8,842        8,885
 Orlando, Florida:
  STABILIZED:
  Camden Springs........     1994        95.3      340   17,357       17,552
  Cameron Villas I(24)..     1994        95.8      192    8,013        8,118
  Cameron Villas
   II(11)...............     1995       100.0       42    1,773        1,849
  Kingston Village......     1995        93.3      120    6,013        6,211
  The Wellington I(11)..     1994        96.9      192    8,002        8,078
                                        -----    -----  -------      -------
    Subtotals/Average...                 95.7      886   41,158       41,808
                                        -----    -----  -------      -------
 Sarasota, Florida:
  STABILIZED:
  Camden at Palmer
   Ranch................     1994        98.4      432   24,198       24,435
 Tampa, Florida:
  STABILIZED:
  Camden Downs..........     1994        96.4      250   12,592       12,667
  Cameron Lakes.........     1995        96.1      207    8,651        8,700
  Country Place
   Village(25)..........     1995        98.4      188    8,322        8,572
  Foxbridge on the
   Bay(12)(26)..........     1994        98.3      358   10,955       11,007
  Summer Chase(11)......     1994        99.0       96    3,772        3,791
  PRE-STABILIZED:
  Cameron Bayshore......     1996        98.5      328   10,712       10,742
                                        -----    -----  -------      -------

                                YEAR                                      TOTAL
                            ACQUIRED OR  PERCENTAGE         ATLANTIC    EXPECTED
                            COMPLETED(1)   LEASED   UNITS  INVESTMENT INVESTMENT(2)
                            ------------ ---------- ------ ---------- -------------
    Subtotals/Average......                 97.8%    1,427  $ 55,004    $ 55,479
                                            ----    ------  --------    --------
      Subtotals/Average--
       South Atlantic......                 94.5    13,127   651,739     660,331
                                            ----    ------  --------    --------
        Subtotals/Average--
         Operating
         Communities.......                 94.2    19,241   952,770     968,278
                                            ----    ------  --------    --------
COMMUNITIES UNDER
 CONSTRUCTION:
 MID-ATLANTIC:
 Charlotte, North Carolina:
  Waterford Square II*.....     1998         N/A       286     6,592      17,181
 Nashville, Tennessee:
  Cameron Overlook*........     1998         N/A       452     7,338      23,848
 Raleigh, North Carolina:
  Cameron Brooke*..........     1997         N/A       228    10,070      12,885
  Waterford Forest*(27)....     1997         N/A       384    20,349      21,574
                                            ----    ------  --------    --------
    Subtotals..............                  N/A       612    30,419      34,459
                                            ----    ------  --------    --------
 Richmond, Virginia:
  Cameron at Wyndham*......     1998         N/A       312     4,404      20,048
  Cameron Crossing I &
   II*.....................     1998         N/A       424    11,202      26,622
                                            ----    ------  --------    --------
    Subtotals..............                  N/A       736    15,606      46,670
                                            ----    ------  --------    --------
 Washington, D.C.:
  Cameron at
   Milestone*(27)..........     1997         N/A       444    30,344      30,418
  Woodway at Trinity
   Center*(27).............     1997         N/A       504    35,583      37,836
                                            ----    ------  --------    --------
    Subtotals..............                  N/A       948    65,927      68,254
                                            ----    ------  --------    --------
      Subtotals--Mid-
       Atlantic............                  N/A     3,034   125,882     190,412
                                            ----    ------  --------    --------
 SOUTH ATLANTIC:
 Atlanta, Georgia:
  Cameron Creek II*(27)....     1997         N/A       260    19,332      19,445
 Birmingham, Alabama:
  Cameron at the Summit
   I*......................     1997         N/A       372     8,483      21,645
 Ft. Lauderdale/W. Palm
  Beach, Florida:
  Parrot's Landing II*.....     1997         N/A       152     8,070       9,648
 Jacksonville, Florida:
  Cameron Deerwood*(27)....     1997         N/A       336    14,504      17,598
  Cameron Lakes II*........     1998         N/A       253     2,869      14,967
  Cameron Timberlin Parc
   I*(27)..................     1997         N/A       320    15,447      16,885
                                            ----    ------  --------    --------
    Subtotals..............                  N/A       909    32,820      49,450
                                            ----    ------  --------    --------
      Subtotals--South
       Atlantic............                  N/A     1,693    68,705     100,188
                                            ----    ------  --------    --------
        Subtotals--
         Communities
         Under
         Construction......                  N/A     4,727   194,587     290,600
                                            ----    ------  --------    --------
COMMUNITIES IN PLANNING AND OWNED:
 SOUTH ATLANTIC:
 Atlanta, Georgia:
  Cameron Landing*.........     1998         N/A       368     2,020      21,630
 Ft. Lauderdale/W. Palm
  Beach, Florida:
  Cameron Waterway*........     1998         N/A       300     4,386      21,280
 Jacksonville, Florida:
  Cameron Timberlin Parc
   II*.....................     1999         N/A       200     1,389      10,500
                                            ----    ------  --------    --------
        Subtotals--
         Communities in
         Planning and
         Owned.............                  N/A       868     7,795      53,410
                                            ----    ------  --------    --------

                            YEAR                                      TOTAL
                        ACQUIRED OR  PERCENTAGE         ATLANTIC    EXPECTED
                        COMPLETED(1)   LEASED   UNITS  INVESTMENT INVESTMENT(2)
                        ------------ ---------- ------ ---------- -------------
LAND HELD FOR FUTURE
 MULTIFAMILY
 DEVELOPMENT...........                 N/A        --  $    2,083         --
                                       -----    ------ ----------  ----------
        Total
         Communities
         Owned at
         December 31,
         1996..........                94.2%    24,836 $1,157,235  $1,312,288
                                       -----    ------ ----------  ----------
COMMUNITIES ACQUIRED
THROUGH JANUARY 31, 1997:
COMMUNITIES IN
 PLANNING:
 MID-ATLANTIC:
 Richmond, Virginia:
  Cameron at Virginia
   Center*.............                 N/A        264        --   $   15,983
 SOUTH ATLANTIC:
 Atlanta, Georgia:
  Cameron at
   Northpoint*.........                 N/A        264        --       19,821
                                       -----    ------ ----------  ----------
      Subtotals........                 N/A        528        --       35,804
                                       -----    ------ ----------  ----------
        Total
         Communities
         Owned at
         January 31,
         1997..........                94.2%    25,364 $1,157,235  $1,348,092
                                       =====    ====== ==========  ==========

  Additionally, at January 31, 1997, ATLANTIC had land in planning and under control for the development of 2,040 units with a total budgeted development cost of $127.4 million. The term "in planning" means that construction is anticipated to commence within 12 months. The term "under control" means that ATLANTIC has an exclusive right (through contingent contract or letter of intent) during a contractually agreed-upon time period to acquire land for future development of multifamily communities, subject to removal of contingencies during the due diligence process, but does not currently own the land. There can be no assurance that such land will be acquired. The unit and total budgeted development cost information for these developments is based on management's best estimates of the cost upon completion of these developments.
--------
 *  Community developed by ATLANTIC.
 (1) With respect to communities under construction or communities in planning and owned, represents expected completion date.
 (2) For operating communities, represents cost, including budgeted renovations. For communities under construction and in planning, represents total budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period. The term "in planning" means that construction is anticipated to commence within 12 months.
 (3) The term "stabilized" means that renovation, repositioning, new management and new marketing programs (or development and marketing in the case of newly developed communities) have been completed and in effect for a sufficient period of time (but in no event longer than 12 months, except in cases of major rehabilitation) to achieve 93% occupancy at market rents. Prior to being "stabilized", a community is considered "pre-stabilized". See "Item 1. Business--ATLANTIC's Operating System-- Acquisitions".
 (4) The total expected investment cost of these developed communities includes potential incentive payments to third-party developer/managers that had not been earned by them at December 31, 1996.
 (5) Cameron at Hickory Grove Apartments are subject to a deed of trust securing a mortgage note of $6.0 million.
 (6) Community was stabilized in January 1997.
 (7) Community is in lease-up, therefore, the percentage leased is not given because it is not representative of a fully operational community.
 (8) Country Oaks Apartments are subject to a deed of trust securing a mortgage note of $5.9 million.

 (9) The land associated with the Arbor Creek Apartments is leased by ATLANTIC through the year 2058 under an agreement with the Metropolitan Nashville Airport Authority.
(10) Cameron Ridge Apartments are subject to a deed of trust securing a mortgage note of $5.9 million.
(11) Community is pledged as additional security under ATLANTIC's 30-year credit enhancement agreement with FNMA. For a discussion of the FNMA credit enhancement agreement. See "Item 1. Business--ATLANTIC's Operating System--Capital Markets/Finance/Legal".
(12) The tax-exempt bond issue associated with this community is included in ATLANTIC's credit enhancement agreement with FNMA.
(13) Azalea Park Apartments are subject to a deed of trust securing a mortgage note related to $15.5 million of tax-exempt bonds.
(14) Cameron Brook Apartments are subject to a deed of trust securing a mortgage note related to $19.5 million of tax-exempt bonds.
(15) Clairmont Crest Apartments are subject to a deed of trust securing a mortgage note related to $11.6 million of tax-exempt bonds.
(16) The Greens Apartments are subject to a deed of trust securing a mortgage note related to $10.4 million of tax-exempt bonds.
(17) WintersCreek Apartments are subject to a deed of trust securing a mortgage note related to $5.0 million of tax-exempt bonds.
(18) Cameron Station Apartments are subject to a deed of trust securing a mortgage note related to $14.5 million of tax-exempt bonds.
(19) Cameron on the Cahaba Phase II Apartments, which consist of 250 units, are subject to a deed of trust securing a mortgage note of $8.0 million.
(20) Parrot's Landing Phase I Apartments are subject to a deed of trust securing a mortgage note related to $15.8 million of tax-exempt bonds.
(21) Sun Pointe Cove Apartments are subject to a deed of trust securing a mortgage note related to $8.5 million of tax-exempt bonds.
(22) Forestwood Apartments are subject to a deed of trust securing a mortgage note related to $11.5 million of tax-exempt bonds.
(23) Park Hill Apartments were being held for sale at December 31, 1996.
(24) Cameron Villas I Apartments are subject to a deed of trust securing a mortgage note of $6.3 million.
(25) Country Place Village Phase I Apartments, which consist of 88 units, are subject to a deed of trust securing a mortgage note of $2.0 million.
(26) Foxbridge on the Bay Apartments are subject to a deed of trust securing a mortgage note related to $10.4 million of tax-exempt bonds.
(27) Community was leasing completed units at January 31, 1997.

ITEM 3. LEGAL PROCEEDINGS

  ATLANTIC is a party to various claims and routine litigation arising in the ordinary course of business. ATLANTIC does not believe that the results of any of such claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Shares are listed on the NYSE under the symbol "SCA". As of February 19, 1997, ATLANTIC had 37,891,580 Shares issued and outstanding, which were held of record by approximately 300 shareholders. The Shares commenced trading on the NYSE on October 15, 1996 and the high and low sales prices of the Shares as reported in the NYSE Composite Tape (as adjusted for the Homestead Distribution described below) were $24 5/8 and $20 7/8, respectively, for the fourth quarter of 1996, and were $26 1/2 and $24, respectively, for the first quarter of 1997 (through February 25). The following table sets forth ATLANTIC's cash distributions per Share for the periods indicated. Unless otherwise indicated, all Share and per Share amounts have been adjusted to give effect to ATLANTIC's one-for-two reverse Share split, which was effective on September 10, 1996.

                                                                       CASH
                                                                   DISTRIBUTIONS
                                                                     PER SHARE
                                                                   -------------
1995:
  First Quarter...................................................     $0.40
  Second Quarter..................................................     $0.40
  Third Quarter...................................................     $0.40
  Fourth Quarter..................................................     $0.40
                                                                       -----
                                                                       $1.60
                                                                       =====
1996:
  First Quarter...................................................     $0.42
  Second Quarter..................................................     $0.42
  Third Quarter...................................................     $0.42
  Fourth Quarter..................................................     $0.39(1)
                                                                       -----
                                                                       $1.65
                                                                       =====
1997:
  First Quarter...................................................     $0.39
                                                                       =====

--------
(1) In light of the Homestead transaction and ATLANTIC's initial public offering, the Board adjusted the distribution in the fourth quarter of 1996.

  In addition to the quarterly cash distributions shown above, ATLANTIC made the Homestead Distribution on November 12, 1996 to shareholders of record on October 29, 1996. The securities distributed in the Homestead Distribution had a market value of $2.67 per Share based on the closing prices of such securities on the ASE on November 11, 1996, the day prior to the distribution date. The Homestead Distribution resulted in an adjustment of $2.75 per Share to ATLANTIC's Share price information on the NYSE on November 12, 1996. Accordingly, ATLANTIC's October 1996 initial public offering price, as adjusted for the Homestead Distribution, was $21.25 per Share (as compared to the pre-adjustment price of $24.00 per Share).

  ATLANTIC, in order to qualify as a REIT, is required to make distributions (other than capital gain distributions) to its shareholders in amounts at least equal to (i) the sum of (A) 95% of its "REIT taxable income" (computed without regard to the dividends-paid deduction and its net capital gain) and (B) 95% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of non-cash income. ATLANTIC's long-term distribution strategy is to distribute what it believes is a conservative percentage of its cash flow, permitting ATLANTIC to retain funds for capital improvements and other investments while funding its distributions. ATLANTIC has paid 12 consecutive quarterly cash distributions since its inception in October 1993.

  ATLANTIC announces the following year's projected annual distribution level after the Board's annual budget review and approval in December of each year. At its December 19, 1996 Board meeting, the Board announced a projected annual distribution level of $1.56 per Share for 1997 and declared a distribution of $0.39 per Share for the first quarter of 1997, which was paid on February 19, 1997. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of ATLANTIC. ATLANTIC's unsecured line of credit contains covenants which provide that ATLANTIC's distributions for the preceding four quarters, excluding the Homestead Distribution, may not exceed 95% (97% for distributions made before December 31, 1996) of funds from operations (as defined in the loan agreement) for the preceding four quarters.

  For federal income tax purposes, distributions may consist of ordinary income, capital gains, non-taxable return of capital or a combination thereof. Distributions that exceed ATLANTIC's current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and reduce the shareholder's basis in the Shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholder's basis in the Shares, it will generally be treated as gain from the sale or exchange of that shareholder's Shares. ATLANTIC annually notifies shareholders of the taxability of distributions paid during the preceding year. The following summarizes the taxability of cash distributions paid in 1995 and 1994 on the Shares and the estimated taxability for 1996.

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1996    1995    1994
                                                         ------- ------- -------
Per Share:
  Ordinary income....................................... $  0.78 $  0.92 $  0.92
  Return of capital.....................................    0.87    0.68    0.28
                                                         ------- ------- -------
    Total............................................... $  1.65 $  1.60 $  1.20
                                                         ======= ======= =======

  The securities distributed to each ATLANTIC shareholder in the Homestead Distribution were valued at $1.91 per Share for federal income tax purposes, of which $0.90 was taxable as ordinary income and $1.01 was treated as a return of capital. ATLANTIC's tax return for the year ended December 31, 1996 has not been filed, and the taxability information for 1996 is based upon the best available data. ATLANTIC's tax returns for prior years have not been examined by the Internal Revenue Service and, therefore, the taxability of distributions is subject to change.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected financial data relating to the historical financial condition and results of operations of ATLANTIC as of and for the years ended December 31, 1996, 1995 and 1994, and as of and for the period from inception (October 26, 1993) through December 31, 1993. Such summary financial data is qualified in its entirety by, and should be read in conjunction with, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto incorporated by reference herein (amounts in thousands, except per Share data). Unless otherwise indicated, all Share and per Share amounts have been adjusted to give effect to ATLANTIC's one-for-two reverse Share split, which was effective on September 10, 1996.

                                            PERIOD ENDED DECEMBER 31,
                                     ------------------------------------------
                                        1996       1995       1994     1993(1)
                                     ----------  ---------  ---------  --------
OPERATIONS SUMMARY:
Rental income......................  $  137,729  $ 103,634  $  55,071  $    156
Property management fees paid to
 affiliate.........................       4,208      3,475      1,536       --
Property management fees paid to
 third parties.....................         971        591        661       --
REIT management fee paid to affili-
 ate...............................      10,445      6,923      3,671        12
General and administrative ex-
 penses............................         673        646        266         1
Earnings before extraordinary
 item..............................      42,569     19,639      9,926        38
Extraordinary item--loss on early
 extinguishment of debt............       3,940        --         --        --
Net earnings.......................      38,629     19,639      9,926        38
Earnings per Share before extraor-
 dinary item.......................        1.33       0.89       0.81      0.13
Net earnings per Share.............        1.21       0.89       0.81      0.13
Cash distributions declared and
 paid..............................      53,064     35,119     14,648       --
Cash distributions declared and
 paid per Share....................  $     1.65  $    1.60  $    1.20       --
Weighted-average Shares outstand-
 ing...............................      32,028     21,944     12,227       286
                                                  DECEMBER 31,
                                     ------------------------------------------
                                        1996       1995       1994       1993
                                     ----------  ---------  ---------  --------
FINANCIAL POSITION:
Real estate owned, at cost.........  $1,157,235  $ 888,928  $ 631,260  $ 31,005
Total assets.......................   1,135,065    885,824    637,846    31,850
Line of credit(2)..................     228,000    190,000    153,000       --
Mortgages payable..................     155,790    118,524    107,347       --
Total liabilities..................     436,423    328,886    271,216       178
Total shareholders' equity.........  $  698,642  $ 556,938  $ 366,630  $ 31,672
Number of Shares outstanding.......      37,892     27,763     18,567     1,582
                                            PERIOD ENDED DECEMBER 31,
                                     ------------------------------------------
                                        1996       1995       1994     1993(1)
                                     ----------  ---------  ---------  --------
OTHER DATA:
Net earnings.......................  $   38,629  $  19,639  $   9,926  $     38
Add (Deduct):
  Depreciation.....................      20,824     15,925      8,770        28
  Gain (loss) on disposition of
   real estate.....................      (6,732)       --         --        --
  Gain on sale of Homestead As-
   sets............................      (2,839)       --         --        --
  Provision for possible loss on
   investments.....................       2,500        --         --        --
  Extraordinary item--loss on early
   extinguishment of debt..........       3,940        --         --        --
                                     ----------  ---------  ---------  --------
Funds from operations(3)...........  $   56,322  $  35,564  $  18,696  $     66
                                     ----------  ---------  ---------  --------
Net cash provided (used) by operat-
 ing activities....................  $   54,356  $  39,732  $  23,564  $   (492)
Net cash used by investing activi-
 ties..............................    (287,418)  (235,149)  (390,077)  (31,005)
Net cash provided by financing ac-
 tivities..........................     230,907    195,649    372,638    31,634

--------
(1) For the period from inception (October 26, 1993) to December 31, 1993.
(2) At February 19, 1997, ATLANTIC had $275.5 million of outstanding borrowings under its $350 million unsecured line of credit.
(3) ATLANTIC believes that funds from operations is helpful in understanding a property portfolio in that such calculation reflects cash flow from operating activities and the properties' ability to support interest payments. For an explanation of funds from operations, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". Funds from operations should not be considered as an alternative to net income or any other generally accepted accounting principles measurement of performance as an indicator of ATLANTIC's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. On January 1, 1996, ATLANTIC adopted NAREIT's new definition of funds from operations. Under this new definition, loan cost amortization is not added back to net earnings in determining funds from operations. For comparability, funds from operations for the periods prior to January 1, 1996 give effect to this new definition. The funds from operations measure presented by ATLANTIC may not be comparable to similarly titled measures of other REITs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with ATLANTIC's financial statements and the notes thereto included in Item 14 of this report.

 The statements contained in this discussion and elsewhere in this report that are not historical facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which ATLANTIC operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. ATLANTIC undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. ATLANTIC's operating results depend primarily on income from multifamily communities, which is substantially influenced by (i) the demand for and supply of multifamily units in ATLANTIC's primary target market and submarkets, (ii) operating expense levels, (iii) the effectiveness of property-level operations and (iv) the pace and price at which ATLANTIC can acquire and develop additional multifamily communities. Capital and credit market conditions which affect ATLANTIC's cost of capital also influence operating results.

OVERVIEW

  Since its inception on October 26, 1993 and through December 31, 1996, ATLANTIC has amassed a portfolio of 24,836 multifamily units with a total expected investment cost of $1.30 billion located in the southeastern United States. Additionally, at December 31, 1996, ATLANTIC had land in planning and under control for the development of 2,228 units with a total budgeted development cost of $139.3 million. ATLANTIC's investment in real estate has been financed through both debt and equity. From inception through December 31, 1996, ATLANTIC has raised approximately $806.2 million in net equity, primarily through private and public sales of Shares. Additionally, ATLANTIC had long-term mortgage debt at December 31, 1996 of approximately $155.8 million which is secured by certain of the communities acquired. ATLANTIC's $350 million unsecured line of credit provided the remaining investment capital.

  The following table summarizes ATLANTIC's multifamily investment activity for 1996, 1995 and 1994 (dollar amounts in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                     -------- -------- --------
OPERATING COMMUNITIES:
  Communities.......................................       70       58       43
  Units.............................................   19,241   15,823   11,990
  Total investment(1)............................... $959,860 $783,448 $600,880
  Cost per unit.....................................    $49.9    $49.5    $50.1
DEVELOPMENT COMMUNITIES:
Starts During Year:
  Communities.......................................        9        6        4
  Units.............................................    2,815    2,214    1,212
  Total investment(1)............................... $164,442 $143,822  $64,054
  Cost per unit.....................................    $58.4    $65.0    $52.8
Completions During Year:
  Communities ......................................        3        2       --
  Units.............................................    1,046      468       --
  Total investment(1)...............................  $56,370  $25,462       --
  Cost per unit.....................................    $53.9    $54.4       --
Stabilizations During Year:
  Communities.......................................        3       --       --
  Units.............................................      804       --       --
  Total investment(1)...............................  $43,004       --       --
  Cost per unit.....................................    $53.5       --       --
Under Construction at Year-End:
  Communities.......................................       14        8        4
  Units.............................................    4,727    2,958    1,212
  Total investment(1)............................... $290,486 $176,740  $63,006
  Cost per unit.....................................    $61.5    $59.7    $52.0
  Investment to date................................ $194,587  $94,094  $20,741
ACQUISITIONS:
  Communities.......................................       13       15       40
  Units.............................................    3,556    3,961   11,307
  Total investment(1)............................... $171,731 $182,242 $582,077
  Cost per unit.....................................    $48.3    $46.0    $51.5
DISPOSITIONS:
  Communities.......................................        4        2       --
  Units.............................................    1,184      596       --
  Proceeds..........................................  $64,150  $30,934       --
  Gain..............................................   $6,732       --       --

--------
(1) For operating communities, represents cost, including budgeted renovations. For communities under construction, represents total budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period.

  In addition to its multifamily investment activity, ATLANTIC developed extended-stay lodging facilities known as Homestead Village(R) that were sold to Homestead, a newly formed company, in 1996, as discussed below in "-- Homestead Transaction". ATLANTIC's investment, at cost, in Homestead Village(R) properties was $2.6 million at December 31, 1995. ATLANTIC did not begin developing Homestead Village(R) properties until 1995.

  ATLANTIC's target market cities and submarkets have benefitted substantially in recent periods from demographic trends (including population and job growth) which increase the demand for multifamily units. Consequently, rental rates for multifamily units have increased more than the inflation rate for the last two years. Management of expense levels also influence operating results. Over the past two years, rental expenses (other than real estate taxes) as a percentage of rental revenues for multifamily communities have generally remained flat due to a continual effort to reduce resident turnover. Over the next few years, expenses are expected to increase at a rate slightly lower than increases in rental revenue.

  ATLANTIC believes that development of multifamily communities from the ground up, which are built for long-term ownership and designed to meet broad renter preferences and demographic trends, will provide a greater source of long-term cash flow growth in the future. Therefore, while land prices are favorable, ATLANTIC has acquired and will continue to acquire, on an unleveraged basis, prudent amounts of land zoned for multifamily development. ATLANTIC believes its ability to compete is significantly enhanced relative to other companies because of the REIT Manager's depth of development and acquisition personnel and presence in local markets combined with ATLANTIC's access to investment capital.

  ATLANTIC's overall results of operations and financial condition for 1996, 1995 and 1994 have been significantly influenced by this investment activity. Detailed information about this investment activity during 1996, which will significantly influence future operations, is provided below.

 Current Development Activity

  At December 31, 1996, ATLANTIC had 4,727 units under construction, representing a total expected investment cost of $290.5 million. These development communities are summarized below (dollar amounts in thousands):

                                                                         DATE OF    EXPECTED
                                                                          FIRST   STABILIZATION
                                                   TOTAL     START DATE   UNITS       DATE
                          NUMBER   INVESTMENT    EXPECTED    (QUARTER/  (QUARTER/   (QUARTER/
                         OF UNITS COST TO DATE INVESTMENT(1)   YEAR)    YEAR)(2)      YEAR)     % LEASED(3)
                         -------- ------------ ------------- ---------- --------- ------------- -----------
COMMUNITIES UNDER
 CONSTRUCTION AND IN
 LEASE-UP(4):
MID-ATLANTIC:
Raleigh, North
 Carolina:
 Waterford Forest......     384     $ 20,349     $ 21,574      2Q/95      3Q/96       3Q/97        64.3%
Washington, D.C.:
 Cameron at Milestone..     444       30,344       30,418      2Q/95      3Q/96       4Q/97        49.5
 Woodway at Trinity
  Center...............     504       35,583       37,836      2Q/95      3Q/96       2Q/98        49.4
                          -----     --------     --------
  Total Mid-Atlantic...   1,332     $ 86,276     $ 89,828
                          -----     --------     --------
SOUTH ATLANTIC:
Atlanta, Georgia:
 Cameron Creek II......     260     $ 19,332     $ 19,445      2Q/95      3Q/96       3Q/97        41.9%
Jacksonville, Florida
 Cameron Deerwood......     336       14,504       17,598      1Q/96      4Q/96       1Q/98         5.7
 Cameron Timberlin Parc
  I....................     320       15,447       16,885      4Q/95      3Q/96       4Q/97        32.2
                          -----     --------     --------
  Total South
   Atlantic............     916     $ 49,283     $ 53,928
                          -----     --------     --------
    Total in Lease-up..   2,248     $135,559     $143,756
                          -----     --------     --------
OTHER COMMUNITIES UNDER
 CONSTRUCTION:
MID-ATLANTIC:
Charlotte, North
 Carolina:
 Waterford Square II...     286     $  6,592     $ 17,181      2Q/96      3Q/97       3Q/98         N/A
Nashville, Tennessee:
 Cameron Overlook......     452        7,338       23,848      2Q/96      3Q/97       1Q/99         N/A
Raleigh, North
 Carolina:
 Cameron Brooke........     228       10,070       12,885      1Q/96      1Q/97       4Q/97         N/A
Richmond, Virginia:
 Cameron at Wyndham....     312        4,404       20,048      3Q/96      4Q/97       4Q/98         N/A
 Cameron Crossing I &
  II...................     424       11,202       26,622      1Q/96      2Q/97       4Q/98         N/A
                          -----     --------     --------
  Total Mid-Atlantic...   1,702     $ 39,606     $100,584
                          -----     --------     --------
SOUTH ATLANTIC:
Birmingham, Alabama:
 Cameron at the Summit
  I....................     372     $  8,483     $ 21,531      2Q/96      3Q/97       3Q/98         N/A
Ft. Lauderdale/West
 Palm Beach, Florida:
 Parrot's Landing II...     152        8,070        9,648      2Q/96      1Q/97       4Q/97         N/A
Jacksonville, Florida:
 Cameron Lakes II......     253        2,869       14,967      4Q/96      4Q/97       3Q/98         N/A
                          -----     --------     --------
  Total South
   Atlantic............     777     $ 19,422     $ 46,146
                          -----     --------     --------
    Total Other........   2,479     $ 59,028     $146,730
                          -----     --------     --------
     Total Communities
      Under
      Construction.....   4,727     $194,587     $290,486
                          =====     ========     ========

--------
(1) Represents total budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period.
(2) Represents the date that the first completed units were made available for leasing (or are expected to be made available for leasing). ATLANTIC begins leasing completed units prior to completion of the entire community.
(3) The percentage leased is based on total units upon completion.
(4) A development community is considered in "lease-up" once ATLANTIC begins leasing completed units.

  There are risks associated with ATLANTIC's development and construction activities which include: development and acquisition opportunities explored by ATLANTIC may be abandoned; construction costs of a community may exceed original estimates due to increased materials, labor or other expenses, which could make completion of the community uneconomical; occupancy rates and rents at a newly completed community are dependent on a number of factors, including market and general economic conditions, and may not be sufficient to make the community profitable; financing may not be available on favorable terms for the development of a community; and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs. Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary land-use, building, occupancy and other required governmental permits and authorizations. The occurrence of any of the events described above could adversely affect ATLANTIC's ability to achieve its projected yields on communities under development or redevelopment.

 1996 Acquisition Activity

  ATLANTIC completed the acquisition of $171.7 million of operating communities, representing a total of 3,556 units, in 1996. These acquisitions are summarized below (dollar amounts in thousands):

                                                           TOTAL
                                                         EXPECTED    ACQUISITION
                                                 UNITS INVESTMENT(1)    DATE
                                                 ----- ------------- -----------
MID-ATLANTIC:
Charlotte, North Carolina:
  Cameron at Hickory Grove......................   202   $  8,392     04/10/96
Greenville, South Carolina:
  Cameron Court.................................   234     11,060     04/22/96
Memphis, Tennessee:
  Cameron Century Center........................   420     15,928     10/18/96
  Country Oaks..................................   200      8,484     09/05/96
Raleigh, North Carolina:
  Cameron Lake..................................   196      9,293     11/13/96
  Cameron Ridge.................................   228     10,131     10/17/96
  Emerald Forest................................   320     14,680     12/19/96
Washington, D.C.:
  West Springfield Terrace......................   244     16,210     09/30/96
                                                 -----   --------
    Total Mid-Atlantic.......................... 2,044   $ 94,178
                                                 -----   --------
SOUTH ATLANTIC:
Atlanta, Georgia:
  Balmoral Village..............................   312   $ 19,215     10/22/96
  Cameron Pointe................................   214     14,891     05/30/96
Ft. Lauderdale/West Palm Beach, Florida:
  Park Place at Turtle Run......................   350     15,714     04/22/96
  The Pointe at Bayberry Lake...................   308     17,021     05/29/96
Tampa, Florida:
  Cameron Bayshore..............................   328     10,712     12/20/96
                                                 -----   --------
    Total South Atlantic........................ 1,512   $ 77,553
                                                 -----   --------
      Total..................................... 3,556   $171,731
                                                 =====   ========

--------
(1) Represents cost, including budgeted renovations.

  Acquisitions entail risks that investments will fail to perform in accordance with expectations and that judgments with respect to the cost of improvements to bring an acquired community up to standards established for the market position intended for that community will prove inaccurate, as well as general investment risks associated with any new real estate investment. Although ATLANTIC undertakes an evaluation of the physical condition of each new community before it is acquired, certain defects or necessary repairs may not be detected until after the community is acquired, which could significantly increase ATLANTIC's total acquisition costs.

RESULTS OF OPERATIONS

  Net earnings for the years ended December 31, 1996, 1995 and 1994 were $38.6 million, $19.6 million and $9.9 million, respectively. Net earnings increased $19.0 million in 1996 over 1995 and $9.7 million in 1995 over 1994.

 Property Operations

  At December 31, 1996, ATLANTIC had 19,241 operating multifamily units as compared to 15,823 operating multifamily units at December 31, 1995 and 11,990 operating multifamily units at December 31, 1994. The increased number of communities in operation resulted in increases in rental income ($34.1 million in 1996 over 1995 and $48.6 million in 1995 over 1994), rental expenses ($9.0 million in 1996 over 1995 and $12.6 million in 1995 over 1994), real estate taxes ($2.7 million in 1996 over 1995 and $4.0 million in 1995 over 1994), property management fees ($1.1 million in 1996 over 1995 and $1.9 million in 1995 over 1994) and depreciation ($4.9 million in 1996 over 1995 and $7.2 million in 1995 over 1994).

  During the period prior to a community being stabilized (see "Item 1. Business--ATLANTIC's Operating System--Aquisitions"), the REIT Manager and the property managers begin implementing expense controls, reconfiguring the resident mix, supervising renovations and implementing a strategy to increase rental income. The full benefits of the changes are not reflected until the communities are stabilized. As a result of high levels of acquisitions of operating communities since inception, 26.7% of ATLANTIC's operating multifamily communities, based on total expected investment cost, were classified as pre-stabilized at December 31, 1996 as compared to 25.7% at December 31, 1995 and 94.7% at December 31, 1994.

  Because ATLANTIC will be completing construction on its current development portfolio and acquiring additional operating communities in its target market, ATLANTIC anticipates increases in rental income and property-level expenses in subsequent periods.

  Cash provided by operating activities was $54.4 million in 1996, an increase of $14.6 million from the 1995 level of $39.7 million. Cash provided by operating activities in 1995 increased by $16.2 million from the 1994 level. These increases are primarily the result of the increased number of communities in operation.

 Communities Fully Operating Throughout Both Periods

  The following table presents the operating performance of ATLANTIC's 34 "same store" communities that were fully operational throughout 1996 and 1995. Operating expenses and net operating income have been adjusted for pre-stabilized versus stabilized accounting differences that result from capitalizing certain costs during the period after acquisition when a community is being repositioned and is classified as pre-stabilized and expensing those costs once repositioning is completed and the community is classified as stabilized. The same store communities consist of 9,458 units at a total expected investment cost of $496.5 million (38.1% of ATLANTIC's total portfolio) at December 31, 1996. A summary of the operating performance of the same store communities in 1996 is as follows:

                                                                          1996
                                                                        COMPARED
                                                                        TO 1995
                                                                        --------
      Collections growth...............................................   2.76%
      Operating expense decrease, as adjusted..........................  -0.97%
      Net operating income growth, as adjusted.........................   4.88%
                                                                          1996
                                                                        --------
      Average physical occupancy.......................................  95.32%
      Property operating expense ratio.................................  39.68%
      Average rental rate per unit.....................................   $719
      Recurring capital expenditures per unit..........................   $209

                                                             ANNUAL
                          AVERAGE ANNUAL AVERAGE ANNUAL   COLLECTIONS    SAME STORE
                             PHYSICAL       PHYSICAL         GROWTH      COMMUNITIES
                          OCCUPANCY 1996 OCCUPANCY 1995 (1996 OVER 1995) % BY MARKET
                          -------------- -------------- ---------------- -----------
MID-ATLANTIC:
Charlotte, North Caroli-
 na.....................      95.92%         95.96%           4.54%          3.09%
Greenville, South Caro-
 lina(1)................        --             --              --             --
Memphis, Tennessee(1)...        --             --              --             --
Nashville, Tennessee....      94.62          95.68            1.10           3.66
Raleigh, North Caroli-
 na.....................      95.72          94.64           -0.94           3.22
Richmond, Virginia......      94.71          96.17            2.90           3.93
Washington, D.C. .......      94.62          94.38            0.37           6.18
                              -----          -----           -----         ------
  Total Mid-Atlantic....      95.02%         95.32%           1.42%         20.08%
                              -----          -----           -----         ------
SOUTH ATLANTIC:
Atlanta, Georgia........      95.77%         96.31%           4.36%         42.21%
Birmingham, Alabama.....      92.25          95.40           -3.06           4.03
Ft. Lauderdale/West Palm
 Beach, Florida.........      94.72          95.00            0.15          11.35
Jacksonville, Florida...      97.04          96.25            5.12           2.46
Orlando, Florida........      95.06          95.05            3.64           6.72
Tampa/Ft.
 Myers/Sarasota, Flori-
 da.....................      95.78          95.24            3.21          13.15
                              -----          -----           -----         ------
  Total South Atlantic..      95.39%         95.72%           3.06%         79.92%
                              -----          -----           -----         ------
    Totals..............      95.32%         95.65%           2.76%        100.00%
                              =====          =====           =====         ======

--------
(1) ATLANTIC entered this market subsequent to January 1, 1995; therefore, there are no communities for the same store comparison.

  At January 1, 1994, ATLANTIC's portfolio consisted of only three pre-stabilized operating communities and, consequently, comparisons for fully operational communities between 1995 and 1994 are not meaningful.

 Development Dilution

  ATLANTIC's development activity is dilutive to net earnings and funds from operations in the short term, but is expected to add significantly to ATLANTIC's long-term performance as the developments reach stabilization in 1997 and subsequent years.

  During the construction period, the reduction to interest expense resulting from the capitalization of interest on units under construction is less than the operating income which could be earned on those expenditures if the community were complete and earning a stabilized return, thus resulting in dilution. Essentially, the return on investment during the construction period is equivalent to ATLANTIC's cost of funds.

  The lease-up phase commences when units are placed in service. During the lease-up phase, ATLANTIC's policy is to expense operating expenses (including pre-opening marketing expenses) and interest expense which during the construction period is capitalized. The operating expenses and the interest expense on such completed units will typically exceed rental revenues, due to less than break-even occupancy, thus resulting in dilution in the form of a "lease-up" deficit. These deficits are typically experienced for a period of two to four months after "first units" are placed in service.

  Development dilution begins to decline once occupancy increases and revenues from completed units exceed the operating expenses and interest expense associated with such completed units. However, the net operating income generated during this pre-stabilized period is less than the net operating income which would be earned if the community were stabilized. The time required to achieve stabilization generally ranges from six to twelve months after completion of construction.

 Interest Expense

  The following summarizes ATLANTIC's interest expense (in thousands):

                                                        YEAR ENDED DECEMBER
                                                                31,
                                                       ------------------------
                                                        1996     1995     1994
                                                       -------  -------  ------
Mortgage.............................................. $ 9,484  $ 7,662  $3,363
Line of credit........................................  16,947   15,784   6,670
Capitalized interest.................................. (10,250)  (4,404)   (793)
                                                       -------  -------  ------
    Total interest expense............................ $16,181  $19,042  $9,240
                                                       =======  =======  ======

  Mortgage interest expense increased $1.8 million in 1996 as compared to 1995 and $4.3 million in 1995 as compared to 1994. These increases are the result of additional weighted-average mortgage debt outstanding.

  Line of credit interest expense increased $1.2 million in 1996 over 1995 and $9.1 million in 1995 over 1994. The increase in 1996 is primarily a function of an increase in the average outstanding balance ($204.3 million in 1996 as compared to $178.3 million in 1995) partially offset by a lower weighted-average daily interest rate (7.39% in 1996 as compared to 7.92% in 1995). The increase in 1995 is primarily a function of an increase in the average outstanding balance ($178.3 million in 1995 as compared to $65.6 million in 1994) and a higher weighted average daily interest rate (7.92% in 1995 as compared to 7.34% in 1994). The increases were also affected by amortization of issuance costs and other loan-related costs.

  The increases in interest expense were offset by increases in capitalized interest of $5.8 million in 1996 over 1995 and $3.6 million in 1995 over 1994. These increases in capitalized interest are the result of ATLANTIC's increased development activity.

 REIT Management Fee Paid to Affiliate

  The REIT Management fee paid by ATLANTIC increased by $3.5 million in 1996 over 1995 and $3.2 million in 1995 over 1994. Because the REIT Management fee fluctuates with the level of ATLANTIC's cash flow calculated before the REIT Management fee, this increase is expected based upon the larger increases in revenues than expenses experienced by ATLANTIC during the year ended December 31, 1996. In the future, interest income recognized on the convertible mortgage notes received by ATLANTIC pursuant to the funding commitment agreement entered into as part of the Homestead transaction will not be included in the calculation of the REIT Management fee to be paid by ATLANTIC. Because this interest income is not included in cash flow for purposes of calculating the REIT Management fee, the REIT Management fee calculated as a percentage of ATLANTIC's funds from operations will decline as the convertible mortgage notes are funded and the related interest income increases. The REIT Management fee is described more thoroughly below under "--REIT Management Agreement".

  Additionally, as ATLANTIC arranges fully amortizing, fixed rate, long-term unsecured debt, which it intends to arrange after achieving a substantial equity base and an investment-grade debt rating, the REIT Management fee will effectively decline in proportion to ATLANTIC's cash flow because regularly scheduled principal payments or their assumed equivalent are deducted from the cash flow amount on which the REIT Management fee is based. Currently, principal and principal reserve account payments on long-term mortgage debt are deducted in arriving at cash flow for purposes of calculating the REIT Management fee, thus reducing REIT Management fee expense. See "Item 1. Business--Security Capital Atlantic Incorporated" for a description of a proposal that ATLANTIC has received from Security Capital Group to exchange the REIT Manager and SCG Realty Services for Shares.

 Gains on Dispositions and Valuation of Long-Lived Investments

  ATLANTIC's strategy is to build its asset base through the development and acquisition of multifamily communities that will provide long-term growth in cash flow. ATLANTIC's real estate investments have been made with a view to effective long-term operation and ownership. ATLANTIC's "asset optimization strategy" is based on market research and is aimed at optimizing its portfolio composition. Under this strategy, ATLANTIC may from time to time dispose of assets that no longer meet its long-term investment objectives and redeploy the proceeds therefrom, preferably through tax-deferred exchanges, into assets with better prospects for growth. As a result of this asset optimization strategy, ATLANTIC disposed of four operating communities aggregating 1,184 units in 1996. A gain was recognized on each disposition with the total gain aggregating $6.7 million on total proceeds of $67.2 million.

  The four communities that were disposed of in 1996 accounted for $3.6 million and $5.2 million of net operating income during 1996 and 1995, respectively. Each disposition was included in a tax-deferred exchange. At December 31, 1996, ATLANTIC held a portion of the proceeds from one of these dispositions aggregating $1.7 million in an interest-bearing escrow account. These funds were used in the acquisition of a land parcel in January 1997, completing the tax-deferred exchange. Two communities that ATLANTIC disposed of in 1995 accounted for $2.4 million of net operating income during 1995.

  Statement of Financial Accounting Standards No. 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of ("SFAS No. 121"), adopted by ATLANTIC effective January 1, 1996, establishes accounting standards for the review of long-lived assets to be held and used for impairment whenever the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that certain long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. ATLANTIC did not recognize any losses on the date it adopted SFAS No. 121.

  Long-lived investments held and used are periodically evaluated for impairment and provisions for possible losses are made if required. As of December 31, 1996, such investments are carried at cost, which is not in excess of fair market value and no provisions for possible losses have been made. ATLANTIC recognized a provision for possible loss of $2.5 million in 1996 associated with a community that is being held for sale. The carrying value of this community at December 31, 1996 was $8.8 million. This community is not being depreciated during the period in which it is being held for sale. ATLANTIC expects the disposition to occur in 1997. This community accounted for $1.0 million, $1.0 million and $0.5 million of net operating income for 1996, 1995 and 1994, respectively. This income is included in ATLANTIC's earnings from operations in these years.

 Homestead Transaction

  As more fully described under "--Liquidity and Capital Resources--Homestead Transaction", ATLANTIC sold its Homestead Village(R) properties (one operating property and 25 properties under construction or in planning) and paid $16.6 million in cash to Homestead on October 17, 1996 in exchange for 4,201,220 shares of Homestead common stock. ATLANTIC recognized a gain on the transaction of $2.8 million, net of expenses of $1.3 million. The Homestead transaction was treated as a sale for financial accounting purposes, but was treated as a contribution for tax purposes.

 Extraordinary Item--Loss on Early Extinguishment of Debt

  In December 1996, ATLANTIC replaced its existing secured line of credit with an unsecured line of credit. Such early extinguishment of debt resulted in the write-off of unamortized loan costs of $3.9 million and is reflected as an extraordinary item in the statement of earnings for the year ended December 31, 1996.

ENVIRONMENTAL MATTERS

  ATLANTIC is subject to environmental regulations related to the ownership, operation, development and acquisition of real estate. As part of its due diligence procedures, ATLANTIC has conducted Phase I environmental assessments on each community prior to acquisition. The cost of complying with environmental regulations was not material to ATLANTIC's results of operations. ATLANTIC is not aware of any environmental condition on any of its communities that is likely to have a material adverse effect on ATLANTIC's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

  ATLANTIC considers its liquidity and ability to generate cash from operations and financings to be adequate and expects it to continue to be adequate to meet ATLANTIC's development, acquisition, operating, debt service, Homestead commitment and shareholder distribution requirements. At December 31, 1996, ATLANTIC had unfunded commitments for multifamily developments under construction of $95.9 million and unfunded commitments of $111.1 million in connection with the Homestead convertible mortgage notes described below.

 Investing and Financing Activities

  Overview. ATLANTIC's investment activities, which consisted primarily of acquiring and developing multifamily communities, used approximately $287.4 million, $235.1 million and $390.1 million of cash for 1996, 1995 and 1994, respectively.

  ATLANTIC's financing activities provided net cash flow of $230.9 million, $195.6 million and $372.6 million for 1996, 1995 and 1994, respectively. Combined proceeds from equity offerings of $229.1 million in 1996, $205.8 million in 1995 (net of Share repurchases) and $239.7 million in 1994 were the primary source of financing funds. Proceeds from line of credit borrowings, net of repayments, were $38.0 million in 1996, $37.0 million in 1995 and $153.0 million in 1994.

  ATLANTIC expects to finance construction, development and acquisition of multifamily communities primarily with cash on hand, borrowings under its line of credit and cash from future securities offerings. After it has achieved a substantial equity base and an investment-grade debt rating, ATLANTIC intends to arrange fully amortizing, fixed rate, 15-year to 25-year unsecured debt to finance additional acquisitions and developments. ATLANTIC believes that its current conservative ratio of long-term debt to total long-term undepreciated book capitalization (which was 17.4% at December 31, 1996) provides considerable flexibility to prudently increase its capital base by utilizing long-term debt as a financing tool in the future. Long-term undepreciated book capitalization is defined as the sum of long-term debt and shareholders' equity after adding back accumulated depreciation.

  1994 Investing and Financing Activities. ATLANTIC's investment strategy in 1994 focused on two components: the acquisition of a substantial base of existing operating communities to provide operating cash flow and the creation of an internal development process. During 1994, ATLANTIC acquired 40 operating communities, 31 of which were obtained in two large portfolio acquisitions. These 40 communities, located in 14 metropolitan areas, added 11,307 units to the portfolio for a total of 11,990 operating units. See the table of investment activity under "--Overview" above.

  ATLANTIC's investment in real estate during 1994 of approximately $600.3 million was financed through a combination of debt and equity. As partial payment for one of the portfolio acquisitions, ATLANTIC issued $100.0 million in Shares to the seller of the portfolio and subsequently repurchased certain of these Shares with proceeds from later equity offerings. Sales of Shares through a private placement raised an additional $239.7 million. Existing debt of $107.5 million associated with certain of the communities acquired was assumed by ATLANTIC. Additionally, ATLANTIC had net borrowings on its line of credit during 1994 of $153.0 million.

  1995 Investing and Financing Activities. In 1995, ATLANTIC acquired existing communities aggregating 3,961 units and disposed of two communities aggregating 596 units. Also in 1995, ATLANTIC began construction on 2,214 multifamily units. In the fourth quarter ATLANTIC completed construction on its first two internally developed multifamily communities, a 270-unit property in Charlotte, North Carolina and a 198-unit property in Birmingham, Alabama. See the table of investment activity under "--Overview" above.

  During 1995, ATLANTIC's net additional investment in real estate was $257.7 million bringing its total real estate investment at December 31, 1995 to $888.9 million. Sales of Shares generated the largest source of capital in 1995. ATLANTIC sold $205.8 million of Shares, net of Share repurchases, through two private placements. In connection with the acquisition of certain communities in 1995, ATLANTIC assumed $24.7 million in existing debt. Additional borrowings on its line of credit during 1995 aggregated $37 million.

  1996 Investing and Financing Activities. In 1996, ATLANTIC acquired operating communities aggregating 3,556 units and disposed of four communities aggregating 1,184 units. Also in 1996, ATLANTIC began construction on 2,815 multifamily units. In 1996, ATLANTIC completed construction on three internally developed multifamily communities (1,046 units), bringing the total of completed internally developed multifamily communities to five (1,514 units). See the table of investment activity under "--Overview" above.

  During 1996, ATLANTIC's net additional investment in real estate was $268.3 million bringing its total real estate investment at December 31, 1996 to $1.16 billion. Sales of Shares generated the largest source of capital in 1996.

  In 1996, ATLANTIC raised net proceeds of $119.1 million from a private placement of Shares. The private placement, which began in 1995, raised a total of $249.3 million, net of commissions and other expenses.

  ATLANTIC's initial public offering of Shares was completed on October 18, 1996. The proceeds from the sale, net of the underwriters' commissions and other expenses, were $110.0 million.

  In connection with the acquisition of certain communities in 1996, ATLANTIC assumed $17.9 million in existing debt. Additional borrowings on the line of credit during 1996 aggregated $38.0 million. At December 31, 1996, ATLANTIC's outstanding balance on its line of credit was $228.0 million.

  At January 31, 1997, ATLANTIC had 4,727 units under construction with a total budgeted development cost of $290.6 million of which $85.5 million was unfunded. In addition, ATLANTIC owned multifamily developments in planning at January 31, 1997 aggregating 1,396 units located in various target market cities with a total budgeted development cost of $89.2 million. ATLANTIC's multifamily developments under control at January 31, 1997 aggregated 2,040 units with a total budgeted development cost of $127.4 million. The foregoing developments are subject to a number of conditions, and ATLANTIC cannot predict with certainty that any of them will be consummated.

  Homestead Transaction. On October 17, 1996, ATLANTIC sold its moderate-priced, purpose-built, extended-stay lodging facilities known as Homestead Village(R) properties to Homestead. In the transaction, ATLANTIC sold one operating property and 25 properties under construction or in planning (or the rights to acquire such properties) and paid $16.6 million in cash (the "Homestead Assets"). In addition, ATLANTIC entered into a funding commitment agreement to provide secured financing of up to $111.1 million to Homestead for purposes of completing the development and construction of the properties sold in the transaction. The Homestead transaction was treated as a sale for financial accounting purposes, but was treated as a contribution for tax purposes.

  The transaction resulted in ATLANTIC receiving 4,201,220 shares of common stock of Homestead in exchange for the Homestead Assets and 2,818,517 warrants, each to purchase one share of Homestead common stock at $10.00 per share, in exchange for entering into the funding commitment agreement. On November 12, 1996, ATLANTIC distributed the Homestead common stock and warrants to its shareholders of record on October 29, 1996. ATLANTIC shareholders received 0.110875 shares of Homestead common stock and 0.074384 Homestead warrants per Share. ATLANTIC will receive up to $98.0 million of convertible mortgage notes from Homestead in exchange for funding up to $111.1 million under the funding commitment agreement. The difference between the amounts funded and the convertible mortgage notes received of $13.1 million (assuming full funding of the funding commitment) represents a mortgage note premium that will be amortized as a reduction to interest income over the term of the convertible mortgage notes.

  ATLANTIC realized a gain of $2.8 million, after deducting expenses associated with the transaction, representing the excess of the value of the Homestead common stock received over the recorded basis of the Homestead Assets. The Homestead warrants received represent a funding commitment fee which has been valued at $6.5 million. The conversion feature of the convertible mortgage notes has been valued at $6.9 million (assuming full funding of the funding commitment). These deferred credits will be amortized as an increase to interest income over the term of the convertible mortgage notes. ATLANTIC intends to fund this commitment through cash on hand, borrowings on its line of credit and sales of securities.

  The convertible mortgage notes received from Homestead will bear interest at 9% per annum, will be due October 2006, will not be callable until 2001 and will be convertible commencing March 31, 1997 at the option of the holder into one share of Homestead common stock for every $11.50 of principal amount outstanding. Upon full funding of ATLANTIC's convertible mortgage notes, its conversion rights would represent a 15.35% ownership in Homestead (assuming no further equity offerings by Homestead, conversion of all convertible mortgage notes and exercise of all outstanding warrants). The effective yield on the convertible mortgage notes, assuming conversion of all convertible mortgage notes and exercise of all outstanding warrants, is estimated to be 8.46%, after giving effect to the mortgage note premium, the funding commitment fee and the conversion value of the convertible mortgage notes. At December 31, 1996, no funds had been advanced pursuant to the funding commitment agreement and there were no convertible mortgage notes outstanding. ATLANTIC advanced $13.0 million under the funding commitment agreement through February 19, 1997.

  ATLANTIC will deduct from net earnings the accretion of both the funding commitment fee and the conversion value of the convertible mortgage notes in calculating funds from operations. Therefore, the effective yield on the convertible mortgage notes for purposes of calculating funds from operations will be approximately 7.09% as compared to 8.46% for purposes of calculating net earnings.

  Line of Credit. ATLANTIC obtained a $200 million secured line of credit from Morgan Guaranty Trust Company of New York ("MGT"), as agent for a group of lenders, in June 1994. In June 1996, the line of credit was increased to $350 million. On December 18, 1996, ATLANTIC obtained a $350 million unsecured line of credit agreement from MGT that replaced the previous secured line of credit. Borrowings on the unsecured line of credit bear interest at prime or, at ATLANTIC's option, LIBOR plus a margin ranging from 1.0% to 1.375% (currently 1.375% as compared to 1.5% under the previous agreement) depending on ATLANTIC's debt rating. ATLANTIC's objective is to achieve an investment-grade debt rating in 1997. ATLANTIC currently pays a commitment fee on the average unfunded line of credit balance of 0.1875%. If ATLANTIC achieves an investment-grade debt rating, the commitment fee on the average unfunded line of credit balance will range from 0.125% to 0.25% per annum, depending on the amount of undrawn commitments. The line of credit matures December 1998 and may be extended for one year with the approval of MGT and the other participating lenders.

  In August 1995, ATLANTIC entered into a swap agreement with Goldman Sachs Capital Markets, L.P covering $100 million of borrowings under the line of credit, effectively mitigating a portion of its variable interest rate exposure. Under this one-year agreement which became effective on February 5, 1996, ATLANTIC paid a fixed LIBOR interest rate of 7.46% on the $100 million of borrowings through December 17, 1996 and 7.335% thereafter. A swap agreement with MGT took effect upon the expiration of the prior swap agreement on February 5, 1997 and provides for a fixed LIBOR interest rate of 7.325% on $100 million of borrowings through February 5, 1998. The interest rate that ATLANTIC pays will be reduced if ATLANTIC achieves an investment-grade debt rating and will range from 6.95% to 7.2% depending on the rating achieved. ATLANTIC paid $0.3 million more in interest than it received under the swap agreement during 1996. ATLANTIC is exposed to credit loss in the event of non-performance by the swap counterparty; however, ATLANTIC believes the risk of loss is minimal.

  All debt incurrences under the line of credit are subject to certain covenants as more fully described in the loan agreement. Specifically, distributions for the preceding four quarters, excluding the Homestead Distribution, may not exceed 95% (97% for distributions made before December 31, 1996) of ATLANTIC's funds from operations (as defined in the loan agreement) for the preceding four quarters. ATLANTIC is in compliance with all such covenants.

  As of February 19, 1997, $275.5 million of borrowings were outstanding under the line of credit.

  Mortgage Debt. At December 31, 1996, ATLANTIC had approximately $155.8 million of mortgages payable consisting of approximately $34.2 million of fixed rate conventional mortgage debt and approximately $121.6 million of mortgages that secure ten tax-exempt bond issues. This long-term mortgage debt, which is substantially fully amortizing, has a weighted-average interest rate of 6.95%, and provides ATLANTIC with favorable and conservative financial leverage on its investment in communities associated with such debt.

  Nine of ATLANTIC's ten tax-exempt bond issues have variable interest rates. All of the tax-exempt bond issues are included in a credit enhancement agreement with FNMA. Under the agreement with FNMA, ATLANTIC makes monthly principal payments, based upon a 30-year amortization, into a principal reserve account. To mitigate the variable interest rate exposure associated with these bond issues, ATLANTIC has entered into swap agreements. Under these swap agreements, ATLANTIC pays and receives interest on the aggregate principal amount of the underlying bonds outstanding, net of the amount held in the principal reserve account. These swap agreements effectively result in ATLANTIC paying interest at a fixed rate of 6.64% on these nine tax-exempt bond issues.

  ATLANTIC's swap agreements related to its tax-exempt variable rate mortgages are summarized as follows:

AMOUNTS                               FIXED
  OF                                 INTEREST
 BONDS               TERM            RATE(1)                   ISSUER
-------              ----            --------                  ------
$23.1
 million  June 1995 to June 2002       6.48%  General Re Financial Products Corporation
 64.6
 million  June 1995 to June 2005       6.74   Morgan Guaranty Trust Company of New York
  5.0
 million  March 1996 to March 2006     6.18   Morgan Guaranty Trust Company of New York
 15.5
 million  August 1996 to August 2006   6.51   Morgan Stanley Derivative Products Inc.
                                       ----
Weighted-average interest rate....     6.64%
                                       ====

(1) Includes the fixed interest rate provided by the swap agreements, annual fees associated with the swap agreements and credit enhancement agreement and amortization of capitalized costs associated with the credit enhancement agreement.

  To the extent the deposits in the principal reserve account with FNMA have not been used to redeem any of the outstanding bonds, ATLANTIC pays interest at the variable rates as provided by the mortgage agreements on that portion of bonds outstanding which is equivalent to the balance in the principal reserve fund ($1.1 million at December 31, 1996).

 Distributions

  ATLANTIC's current distribution policy is to pay quarterly cash distributions to shareholders based upon what it considers to be a reasonable percentage of cash flow. Because depreciation is a non-cash expense, cash flow typically will be greater than earnings from operations and net earnings. Therefore, quarterly cash distributions will be higher than quarterly earnings, resulting in a reduction to shareholders' equity.

  Cash distributions paid on Shares in 1996, 1995 and 1994 were $1.65 per Share, $1.60 per Share and $1.20 per Share, respectively. Additionally in 1996, ATLANTIC made the Homestead Distribution, which was valued at $58.2 million.

  ATLANTIC paid a quarterly cash distribution of $0.42 per Share in each of the first three quarters of 1996. On November 12, 1996, the Homestead Distribution was made to shareholders of record on October 29, 1996. On December 16, 1996, in light of the Homestead transaction and ATLANTIC's initial public offering, ATLANTIC paid a reduced fourth quarter cash distribution of $0.39 per Share to shareholders of record on December 2, 1996.

  ATLANTIC announces the following year's projected annual distribution level after the Board's annual budget review and approval in December of each year. At its December 19, 1996 meeting, the Board announced a projected annual distribution level of $1.56 per Share for 1997 and declared a distribution of $0.39 per Share for the first quarter of 1997, which was paid on February 19, 1997. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of ATLANTIC.

 Funds from Operations

  Funds from operations represents ATLANTIC's net earnings computed in accordance with GAAP, excluding gains (or losses) from real estate transactions, provisions for losses, extraordinary items and depreciation. On January 1, 1996, ATLANTIC adopted NAREIT's new definition of funds from operations. Under this new definition, loan cost amortization is not added back to net earnings in determining funds from operations. For comparability, funds from operations for the periods prior to January 1, 1996 give effect to this new definition.

  In 1996, ATLANTIC sold its Homestead Assets to Homestead, as more fully described above under "--Homestead Transaction". Management believes that funds from operations for 1996 and 1995 should be adjusted to reflect the effects of the Homestead transaction on results of operations in order to be comparable. Accordingly, the table below also presents pro forma funds from operations, which have been calculated as if the Homestead transaction had occurred on January 1, 1995. ATLANTIC did not own any Homestead properties in 1994 and, therefore, 1994 funds from operations have not been adjusted. Management believes that the pro forma funds from operations information presented below provides a more meaningful comparison of 1996 and 1995; however, the pro forma funds from operations information is unaudited, does not give effect to or adjust for any other events, and is not necessarily indicative of what actual funds from operations would have been if the Homestead transaction had occurred on January 1, 1995.

  Funds from operations and pro forma funds from operations were as follows (amounts in thousands):

                                           FOR THE YEARS ENDED DECEMBER 31,
                                           ----------------------------------
                                              1996        1995        1994
                                           ----------  ----------  ----------
Net earnings.............................. $   38,629  $   19,639  $    9,926
Add (Deduct):
  Depreciation............................     20,824      15,925       8,770
  Gain on disposition of real estate......     (6,732)        --          --
  Gain on sale of Homestead Assets........     (2,839)        --          --
  Provision for possible loss on
   investments............................      2,500         --          --
  Extraordinary item-loss on early
   extinguishment of debt.................      3,940         --          --
                                           ----------  ----------  ----------
Funds from operations.....................     56,322      35,564      18,696
                                           ----------  ----------  ----------
Add (deduct) pro forma adjustments
 relating to the sale of Homestead:
  Reduction in rental income (1)..........       (424)        --          --
  Reduction in rental expenses (1)........        173         --          --
  Increase in interest expense (2)........     (2,739)     (3,448)        --
  Other, net..............................         34          59         --
  REIT Management fee effect (3)..........        475         542         --
                                           ----------  ----------  ----------
    Total pro forma adjustments...........     (2,481)     (2,847)        --
                                           ----------  ----------  ----------
Pro forma funds from operations...........     53,841      32,717      18,696
Cash distributions paid...................    (53,064)    (35,119)    (14,648)
                                           ----------  ----------  ----------
Excess (deficit) of pro forma funds from
 operations over cash distributions....... $      777  $   (2,402) $    4,048
                                           ==========  ==========  ==========
Weighted-average Shares outstanding (as
 adjusted for reverse Share split)........     32,028      21,944      12,227
                                           ==========  ==========  ==========

--------
(1) Represents the reduction in rental income and rental expenses that would have occurred had the Homestead property that commenced operations in 1996 been sold as of January 1, 1995.
(2) Represents the increase in interest expense due to (i) the reduction in capitalized interest that would have resulted from the sale of Homestead Village(R) properties under development and (ii) the increased borrowings necessary to fund the cash payment to Homestead upon closing of the Homestead transaction, as if these two items had occurred on January 1, 1995.
(3) Represents the decrease in REIT Management fee that would have resulted from the pro forma adjustments.

  Funds from operations should not be considered as an alternative to net income or any other GAAP measurement of performance as an indicator of ATLANTIC's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. Cash flow from financing activities is expected to be substantially equivalent to cash used in investing activities, as ATLANTIC utilizes revolving credit borrowings, to be refunded with sales of equity and long-term, fully amortizing unsecured debt securities, to fund its investment activities. ATLANTIC's policy is to expense, rather than capitalize, repairs and maintenance including carpet and appliance replacements, in determining net income and funds from operations. Only major renovations, replacements or improvements with a substantial expected economic life (such as roofs, parking lots and additions) are capitalized. Therefore, the funds from operations measure presented by ATLANTIC may not be comparable to similarly titled measures of other REITs.

REIT MANAGEMENT AGREEMENT

  ATLANTIC has a REIT management agreement (the "REIT Management Agreement") pursuant to which the REIT Manager provides management services to ATLANTIC. All officers of ATLANTIC are employees of the REIT Manager and ATLANTIC currently has no employees. The REIT Manager provides both strategic and day-to-day management of ATLANTIC, including research, investment analysis, acquisition, development, marketing, disposition of assets, asset management, due diligence, capital markets, legal and accounting services.

  The REIT Management Agreement requires ATLANTIC to pay an annual fee of 16% of cash flow as defined in the REIT Management Agreement, payable monthly. Cash flow is calculated by reference to ATLANTIC's cash flow from operations plus
(i) fees paid to the REIT Manager, (ii) extraordinary expenses incurred at the request of the independent Directors of ATLANTIC (of which there were none in the periods reported) and (iii) 33% of any interest paid by ATLANTIC on convertible subordinated debentures (of which there were none in the periods reported); and after deducting (i) regularly scheduled principal payments (excluding prepayments or balloon payments) for debt with commercially reasonable amortization schedules, (ii) assumed principal and interest payments on senior unsecured debt treated as having regularly scheduled principal and interest payments like a 20-year level-payment, fully amortizing mortgage (of which there were none in the periods reported) and (iii) distributions actually paid with respect to any non-convertible preferred stock (of which there were none in the periods reported). Cash flow does not include: (i) realized gains or losses from dispositions of investments, (ii) interest income from cash equivalent investments and the Homestead convertible mortgage notes and dividend and interest income from Atlantic Development Services, (iii) provisions for possible losses on investments and (iv) extraordinary items.

  The REIT Manager also receives a fee of 0.20% per year on the average daily balance of cash equivalent investments. The REIT Management fee aggregated $10.4 million, $6.9 million and $3.7 million for the years ended December 31, 1996, 1995 and 1994, respectively.

  Total real estate operating, interest, general and administrative costs will increase due to ATLANTIC's larger asset size, as well as unforeseen changes that may occur. REIT Management fees paid by ATLANTIC will increase if cash flow of ATLANTIC, as defined in the REIT Management Agreement, increases, including such increases that may relate to increases in ATLANTIC's assets. ATLANTIC does not expect its other operating costs and expenses to increase except as a result of inflation, market conditions or other factors over which the REIT Manager has no control. Operating costs for particular items, however, may be increased if they are expected to result in greater decreases in other expenses or increases in revenues from ATLANTIC's assets.

  ATLANTIC must reimburse the REIT Manager for third-party and out-of-pocket expenses relating to travel, transaction costs and similar costs relating to the acquisition, development or disposition of assets or the obtaining of financing for ATLANTIC and its operations. The REIT Manager will pay all of its own salary and other overhead expenses. ATLANTIC will not have any employee expense; however, it will pay all of the third-party costs related to its normal operations, including legal, accounting, travel, architectural, engineering, shareholder relations, independent Director fees and similar expenses, property management and similar fees paid on behalf of ATLANTIC, and travel expenses incurred in seeking financing, property acquisitions, property sales and similar activities on behalf of ATLANTIC and in attending ATLANTIC Board, committee and shareholder meetings. Under the REIT Management Agreement, the REIT Manager or any of its affiliates are not precluded from rendering services to other investors, including REITs, even if such investors compete with ATLANTIC. The REIT Manager is owned by ATLANTIC's largest shareholder and, consequently, the REIT Manager has no intention of rendering services to investors who compete with ATLANTIC.

  The REIT Management Agreement is renewable by ATLANTIC annually, subject to a determination by the independent Directors that the REIT Manager's performance has been satisfactory and that the compensation payable to the REIT Manager is fair. Each of ATLANTIC and the REIT Manager may terminate the REIT Management Agreement on 60 days' notice. Because of the year-to-year nature of the agreement, its maximum effect on ATLANTIC's results of operations cannot be predicted, other than that REIT Management fees will generally increase or decrease in proportion to cash flow increases or decreases.

  ATLANTIC recently announced that it received a proposal from Security Capital Group to exchange the REIT Manager and SCG Realty Services for Shares. As a result of the proposed transaction, ATLANTIC would become an internally managed REIT and Security Capital Group would remain ATLANTIC's largest shareholder. The Board has formed a special committee comprised of independent Directors to review the proposed transaction. The proposed transaction is subject to approval by the special committee and the full Board. If the Board approves the transaction, a proxy statement, subject to review by the Securities and Exchange Commission, will be mailed to ATLANTIC's shareholders prior to a shareholder vote on the proposed transaction.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  ATLANTIC's Balance Sheets as of December 31, 1996 and 1995, its Statements of Earnings, Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1996 and Schedule III--Real Estate and Accumulated Depreciation, together with the report of Ernst & Young LLP, independent auditors, are included under Item 14 of this report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 8 of Notes to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  For information regarding ATLANTIC's executive officers, see "Item 1. Business--Directors and Officers of ATLANTIC, the REIT Manager and Relevant Affiliates". The other information required by this Item 10 is incorporated herein by reference to the description under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in ATLANTIC's definitive proxy statement for its 1997 annual meeting of shareholders (the "1997 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated herein by reference to the description under the captions "Director Compensation" and "ATLANTIC Officers" in the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by reference to the description under the captions "Principal Shareholders" in the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by reference to the description under the caption "Certain Relationships and Transactions" in the 1997 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  The following documents are filed as a part of this report:

  (a) Financial Statements and Schedules:

    1. Financial Statements:
      See Index to Financial Statements and Schedule on page 48 of this report, which is incorporated herein by reference.

    2. Financial Statement Schedules:
      Schedule III.

  All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

    3. Exhibits:
      See Index to Exhibits on pages 76 and 77 of this report, which is incorporated herein by reference.

  (b) Reports on Form 8-K: The following report on Form 8-K was filed during the last quarter of the period covered by this report:

            DATE                 ITEMS REPORTED                   FINANCIAL STATEMENTS
            ----                 --------------                   --------------------
      October 17, 1996                5, 7                                 No

  (c) Exhibits:

    The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 76 and 77 of this report, which is incorporated herein by reference.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                           PAGE
                                                                           ----
REPORT OF INDEPENDENT AUDITORS............................................  49
FINANCIAL STATEMENTS:
  Balance Sheets as of December 31, 1996 and 1995.........................  50
  Statements of Earnings for the years ended December 31, 1996, 1995 and
   1994...................................................................  51
  Statements of Shareholders' Equity for the years ended December 1996,
   1995 and 1994..........................................................  52
  Statements of Cash Flows for the years ended December 31, 1996, 1995 and
   1994...................................................................  53
  Notes to Financial Statements...........................................  54
  Schedule III--Real Estate and Accumulated Depreciation as of December
   31, 1996...............................................................  68

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and ShareholdersSECURITY CAPITAL ATLANTIC INCORPORATED

  We have audited the accompanying balance sheets of Security Capital Atlantic Incorporated as of December 31, 1996 and 1995, and the related statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Security Capital Atlantic Incorporated at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

  Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Schedule of Real Estate and Accumulated Depreciation is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                          Ernst & Young LLP

Dallas, TexasFebruary 3, 1997

                           SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                             DECEMBER 31,
                                                          --------------------
                                                             1996       1995
                                                          ----------  --------
                         ASSETS
                         ------
Real estate.............................................. $1,157,235  $888,928
Less accumulated depreciation............................     41,166    23,561
                                                          ----------  --------
  Net investments in real estate.........................  1,116,069   865,367
Cash and cash equivalents--unrestricted..................      4,339     6,494
Cash and cash equivalents--restricted tax-deferred
 exchange proceeds.......................................      1,672       --
Other assets.............................................     12,985    13,963
                                                          ----------  --------
  Total assets........................................... $1,135,065  $885,824
                                                          ==========  ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Liabilities:
  Line of credit......................................... $  228,000  $190,000
  Mortgages payable......................................    155,790   118,524
  Distributions payable..................................     14,778       --
  Accounts payable.......................................     20,076    11,030
  Accrued expenses and other liabilities.................     17,779     9,332
                                                          ----------  --------
    Total liabilities....................................    436,423   328,886
                                                          ----------  --------
Shareholders' equity:
  Common shares (250,000,000 authorized, 37,891,580
   issued and outstanding at December 31, 1996 and
   27,762,817 issued and outstanding at December 31,
   1995).................................................        379       278
  Additional paid-in capital.............................    747,640   576,824
  Distributions in excess of net earnings................    (49,377)  (20,164)
                                                          ----------  --------
    Total shareholders' equity...........................    698,642   556,938
                                                          ----------  --------
    Total liabilities and shareholders' equity........... $1,135,065  $885,824
                                                          ==========  ========


    The accompanying notes are an integral part of the financial statements.

                           SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

                             STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                        1996     1995    1994
                                                      -------- -------- -------
Revenues:
  Rental income...................................... $137,729 $103,634 $55,071
  Interest income....................................      427      245     149
                                                      -------- -------- -------
                                                       138,156  103,879  55,220
                                                      -------- -------- -------
Expenses:
  Rental expenses....................................   36,808   27,814  15,260
  Real estate taxes..................................   12,293    9,570   5,595
  Property management fees:
    Paid to affiliate................................    4,208    3,475   1,536
    Paid to third parties............................      971      591     661
  Depreciation.......................................   20,824   15,925   8,770
  Interest...........................................   16,181   19,042   9,240
  REIT management fee paid to affiliate..............   10,445    6,923   3,671
  General and administrative.........................      673      646     266
  Provision for possible loss on investments.........    2,500      --      --
  Other..............................................      255      254     295
                                                      -------- -------- -------
                                                       105,158   84,240  45,294
                                                      -------- -------- -------
Earnings from operations.............................   32,998   19,639   9,926
  Gain on disposition of real estate.................    6,732      --      --
  Gain on sale of Homestead Assets...................    2,839      --      --
                                                      -------- -------- -------
Earnings before extraordinary item...................   42,569   19,639   9,926
  Extraordinary item--loss on early extinguishment of
   debt..............................................    3,940      --      --
                                                      -------- -------- -------
Net earnings......................................... $ 38,629 $ 19,639 $ 9,926
                                                      ======== ======== =======
Weighted-average shares outstanding..................   32,028   21,944  12,227
                                                      ======== ======== =======
Per share amounts:
  Earnings per share before extraordinary item....... $   1.33 $   0.89 $  0.81
                                                      ======== ======== =======
  Net earnings per share............................. $   1.21 $   0.89 $  0.81
                                                      ======== ======== =======


    The accompanying notes are an integral part of the financial statements.

                           SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                 (IN THOUSANDS)

                                      COMMON            DISTRIBUTIONS
                                      SHARES ADDITIONAL   IN EXCESS
                                      AT PAR  PAID-IN      OF NET
                                      VALUE   CAPITAL     EARNINGS     TOTAL
                                      ------ ---------- ------------- --------
Balances at December 31, 1993........  $ 16   $ 31,618    $     38    $ 31,672
  Net earnings.......................   --         --        9,926       9,926
  Distributions paid.................   --         --      (14,648)    (14,648)
  Shares issued--private offerings...   170    339,510         --      339,680
                                       ----   --------    --------    --------
Balances at December 31, 1994........   186    371,128      (4,684)    366,630
  Net earnings.......................   --         --       19,639      19,639
  Distributions paid.................   --         --      (35,119)    (35,119)
  Shares issued--private offerings...   130    289,578         --      289,708
  Shares repurchased.................   (38)   (83,882)        --      (83,920)
                                       ----   --------    --------    --------
Balances at December 31, 1995........   278    576,824     (20,164)    556,938
  Net earnings.......................   --         --       38,629      38,629
  Distributions paid.................   --         --      (53,064)    (53,064)
  Distributions--Homestead...........   --     (58,228)        --      (58,228)
  Distributions accrued..............   --         --      (14,778)    (14,778)
  Shares issued--private offerings...    52    119,125         --      119,177
  Shares issued--initial public
   offering..........................    49    109,919         --      109,968
                                       ----   --------    --------    --------
Balances at December 31, 1996........  $379   $747,640    $(49,377)   $698,642
                                       ====   ========    ========    ========


    The accompanying notes are an integral part of the financial statements.

                           SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                  YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                 1996       1995       1994
                                               ---------  ---------  ---------
Operating activities:
  Net earnings................................ $  38,629  $  19,639  $   9,926
  Adjustments to reconcile net earnings to net
   cash flow provided by operating activities:
    Depreciation and amortization.............    22,492     17,496      9,480
    Provision for possible loss on
     investments..............................     2,500        --         --
    Gain on disposition of real estate........    (6,732)       --         --
    Gain on sale of Homestead Assets..........    (2,839)       --         --
    Extraordinary item-loss on early
     extinguishment of debt...................     3,940        --         --
    Increase (decrease) in accounts payable...      (374)       937      1,909
    Increase in accrued expenses and other
     liabilities..............................     1,993      3,053      6,141
    Increase in other assets..................    (5,253)    (1,393)    (3,892)
                                               ---------  ---------  ---------
   Net cash flow provided by operating
    activities................................    54,356     39,732     23,564
                                               ---------  ---------  ---------
Investing activities:
  Real estate investments.....................  (331,440)  (259,008)  (390,077)
  Proceeds from disposition of real estate....    63,544     23,859        --
  Cash payment to Homestead...................   (16,595)       --         --
  Tax-deferred exchange proceeds held in es-
   crow.......................................    (1,672)       --         --
  Other.......................................    (1,255)       --         --
                                               ---------  ---------  ---------
  Net cash flow used by investing activities..  (287,418)  (235,149)  (390,077)
                                               ---------  ---------  ---------
Financing activities:
  Proceeds from sale of shares................   229,145    289,708    239,680
  Repurchase of shares........................       --     (83,920)       --
  Proceeds from line of credit................   246,000    270,000    166,000
  Payments on line of credit..................  (208,000)  (233,000)   (13,000)
  Proceeds from mortgage debt.................    20,500        --         --
  Distributions paid..........................   (53,064)   (35,119)   (14,648)
  Debt issuance costs incurred................    (2,573)    (5,019)    (5,204)
  Regularly scheduled mortgage principal
   payments...................................    (1,101)      (623)      (190)
  Mortgage principal payments at maturity.....       --      (6,378)       --
                                               ---------  ---------  ---------
  Net cash flow provided by financing
   activities.................................   230,907    195,649    372,638
                                               ---------  ---------  ---------
  Net increase (decrease) in cash and cash
   equivalents................................    (2,155)       232      6,125
  Cash and cash equivalents, beginning of
   year.......................................     6,494      6,262        137
                                               ---------  ---------  ---------
  Cash and cash equivalents, end of year...... $   4,339  $   6,494  $   6,262
                                               =========  =========  =========

See Note 9 for information on non-cash investing and financing activities.

    The accompanying notes are an integral part of the financial statements.

                           SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

NOTE 1 DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Business

  Security Capital Atlantic Incorporated ("ATLANTIC") is an equity real estate investment trust organized as a corporation under the laws of the State of Maryland, which owns, acquires, develops and operates income-producing multifamily communities in the southeastern United States.

 Principles of Financial Presentation

  The accounts of ATLANTIC and its wholly owned subsidiaries are consolidated in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

 Cash and Cash Equivalents

  ATLANTIC considers all cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

 Real Estate and Depreciation

  Real estate is carried at cost, which is not in excess of net realizable value. Costs directly related to the acquisition, renovation or development of real estate are capitalized. Costs incurred in connection with the pursuit of unsuccessful acquisitions are expensed at the time the pursuit is abandoned.

  Repairs and maintenance, including carpet and appliance replacements, are expensed as incurred. Renovations and improvements are capitalized and depreciated over their estimated useful lives.

  Depreciation is computed over the economic useful lives of depreciable property on a straight-line basis. Communities are depreciated principally over the following periods:

        Buildings and improvements.................................. 20-40 years
        Furnishings and other.......................................  2-10 years

 Make-Ready and Repairs and Maintenance

  Make-ready expenses (expenses incurred in preparing a vacant multifamily unit for the next resident) and repairs and maintenance, other than acquisition-related renovation costs identified during ATLANTIC's pre-acquisition due diligence, are expensed as incurred. ATLANTIC expenses carpet and appliance repairs and replacements once all planned acquisition-related renovation expenses for such items have been incurred.

 Interest

  Periodically, ATLANTIC enters into swap agreements to manage its variable interest rate exposure. Swap agreements are used to exchange interest rate payment streams based on a notional principal amount. Under the

                           SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

swap agreements, ATLANTIC pays a fixed rate of interest to a swap counterparty pursuant to one agreement and receives a variable rate of interest from a swap counterparty pursuant to another agreement. The amounts received from the variable rate agreement are structured such that the amount received will closely approximate the amount of variable interest due on a portion of the underlying line of credit or mortgage note borrowings. The difference between the variable amount received and the fixed amount paid represents either the cost or the benefit of the interest rate swap agreement and is recorded as an increase or decrease to the variable interest paid on the underlying debt instrument.

  During 1996, 1995 and 1994, the total interest paid in cash on all outstanding debt was $24,677,000, $20,609,000, and $8,412,000, respectively.

  ATLANTIC capitalizes interest as part of the cost of real estate projects under development. Interest capitalized during 1996, 1995 and 1994 aggregated $10,250,000, $4,404,000 and $793,000, respectively.

 Cost of Raising Capital

  Costs incurred in connection with the issuance of shares of common stock, par value $.01 per share (the "Shares"), are deducted from shareholders' equity. Costs incurred in connection with the incurrence or renewal of debt are capitalized, included with other assets and amortized over the term of the related loan or renewal term. Amortization of deferred financing costs included in interest expense for 1996, 1995 and 1994 totaled $1,663,000, $1,568,000 and
$707,000, respectively.

 Revenue Recognition

  Rental and interest income are recorded on the accrual method of accounting. Gains on sales of real estate are recorded when criteria required by Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate, have been met. A provision for possible loss is made when collection of receivables is considered doubtful.

 Rental Expenses

  Rental expenses include utilities, repairs and maintenance, make-ready costs (including carpet and appliance replacement), property insurance, marketing, landscaping, on-site personnel and other administrative costs.

 Federal Income Taxes

  ATLANTIC has made an election to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended. ATLANTIC believes it qualifies as a real estate investment trust. Accordingly, no provisions have been made for federal income taxes in the accompanying financial statements.

 Per Share Data

  Per share data is computed based on the weighted average number of Shares outstanding during the period. The Share and per Share amounts included in the financial statements have been restated to reflect the reverse Share split discussed in Note 6.

 Reclassifications

  Certain of the 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

                           SECURITY CAPITAL ATLANTIC
                                 INCORPORATED

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 2 HOMESTEAD TRANSACTION

  On October 17, 1996, ATLANTIC sold its moderate-priced, purpose-built, extended-stay lodging facilities known as Homestead Village(R) properties to Homestead Village Incorporated ("Homestead"). In the transaction, ATLANTIC sold one operating property and 25 properties under construction or in planning (or the rights to acquire such properties) and paid $16.6 million in cash (the "Homestead Assets"). In addition, ATLANTIC entered into a funding commitment agreement to provide secured financing of up to $111.1 million to Homestead for purposes of completing the development and construction of the properties sold in the transaction. The Homestead transaction was treated as a sale for financial accounting purposes, but was treated as a contribution for tax purposes.

  The transaction resulted in ATLANTIC receiving 4,201,220 shares of common stock of Homestead in exchange for the Homestead Assets and 2,818,517 warrants to purchase one share of Homestead common stock at $10 per share in exchange for entering into the funding commitment agreement. On November 12, 1996, ATLANTIC distributed the Homestead common stock and warrants to its shareholders of record on October 29, 1996 (the "Homestead Distribution"). ATLANTIC shareholders received 0.110875 shares of Homestead common stock and
0.074384 Homestead warrants per Share. ATLANTIC will receive up to $98.0 million of convertible mortgage notes from Homestead in exchange for funding up to $111.1 million under the funding commitment agreement. The difference between the amounts funded and the convertible mortgage notes received of $13.1 million (assuming full funding of the funding commitment) represents a mortgage note premium that will be amortized as a reduction to interest income over the term of the convertible mortgage notes.

  ATLANTIC realized a gain of $2.8 million, after deducting expenses associated with the transaction, representing the excess value of the Homestead common stock received over the recorded basis of the Homestead Assets. The Homestead warrants received represent a funding commitment fee which has been valued at $6.5 million. The conversion feature of the convertible mortgage notes has been valued at $6.9 million (assuming full funding of the funding commitment). These deferred credits will be amortized as an increase to interest income over the term of the convertible mortgage notes.

  The convertible mortgage notes received from Homestead will bear interest at 9% per annum, will be due October 2006, will not be callable until 2001 and will be convertible commencing March 31, 1997 at the option of the holder into one share of Homestead common stock for every $11.50 of principal amount outstanding. Upon full funding of ATLANTIC's convertible mortgage notes, its conversion rights would represent a 15.35% ownership in Homestead (assuming no further equity offerings by Homestead, conversion of all convertible mortgage notes and exercise of all outstanding warrants). The effective yield on the convertible mortgage notes, assuming conversion of all convertible mortgage notes and exercise of all outstanding warrants, is estimated to be 8.46%, after giving effect to the mortgage note premium, the funding commitment fee and the conversion value of the convertible mortgage notes. At December 31, 1996, no funds had been advanced pursuant to the funding commitment agreement and there were no convertible mortgage notes outstanding. ATLANTIC advanced $6.0 million under the funding commitment agreement in January 1997.

                           SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 3 REAL ESTATE

 Investment in Real Estate

  Investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                           DECEMBER 31,
                                -------------------------------------------
                                      1996                    1995
                                --------------------    -------------------
                                INVESTMENT    UNITS     INVESTMENT   UNITS
                                ----------    ------    ----------   ------
Multifamily:
  Operating communities:
    Acquired................... $  878,029    17,727     $757,986    15,355
    Developed..................     74,741     1,514       23,097       468
                                ----------    ------     --------    ------
                                   952,770    19,241      781,083    15,823
  Developments under
   construction................    194,587     4,727       94,094     2,958
  Developments in planning:
    Owned......................      7,795       868(1)     9,830     1,258(1)
    Under control(2)...........        --      2,228(1)       --        922(1)
                                ----------    ------     --------    ------
                                     7,795     3,096        9,830     2,180
  Land held for future
   development.................      2,083       --         1,294       --
                                ----------    ------     --------    ------
      Total multifamily(3).....  1,157,235    27,064      886,301    20,961
                                ----------    ------     --------    ------
Homestead Village(R)
 properties(4).................        --        --         2,627     2,515
                                ----------    ------     --------    ------
      Total.................... $1,157,235(5) 27,064     $888,928(5) 23,476
                                ==========    ======     ========    ======

--------
(1) Unit information is based on management's estimates and is unaudited.
(2) ATLANTIC's investment at December 31, 1996 and 1995 for multifamily developments under control was $1.4 million and $0.6 million, respectively, and is reflected in the "Other assets" caption of ATLANTIC's balance sheets.
(3) At December 31, 1996, ATLANTIC had unfunded commitments for multifamily developments under construction of $95.9 million, for a total completed construction cost of $290.5 million. Cost for multifamily developments in planning shown above are primarily for land acquisitions.
(4) ATLANTIC sold all of its Homestead Village(R) properties to Homestead on October 17, 1996. The Homestead transaction is discussed in Note 2.
(5) Of ATLANTIC's investment in real estate, at cost, communities located in Atlanta, Georgia aggregated 30.7% and 36.4% at December 31, 1996 and 1995, respectively.

                           SECURITY CAPITAL ATLANTIC
                                 INCORPORATED

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


  The change in investments in real estate, at cost, consisted of the following (in thousands):

                                                  YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                   1996       1995      1994
                                                ----------  --------  --------
Beginning balances............................. $  888,928  $631,260  $ 31,005
Acquisitions and renovation expenditures.......    179,752   187,267   571,288
Development expenditures, including land
 acquisitions..................................    179,783   101,335    28,967
Recurring capital expenditures.................      2,783       --        --
Provision for possible loss....................     (2,500)      --        --
Dispositions...................................    (59,988)  (30,934)      --
Sale of Homestead Assets.......................    (31,523)      --        --
                                                ----------  --------  --------
Ending balances................................ $1,157,235  $888,928  $631,260
                                                ==========  ========  ========

 Third Party Owner/Developers

  To enhance its flexibility in developing and acquiring multifamily communities, ATLANTIC has and will enter into presale agreements to acquire communities developed by third-party owner/developers where the developments meet ATLANTIC's investment criteria. ATLANTIC has and will fund such developments through development loans to these owner/developers. In addition, to provide greater flexibility for the use of land acquired for development and to dispose of excess parcels, ATLANTIC plans to make mortgage loans to Atlantic Development Services Incorporated ("Atlantic Development Services") to purchase land for development. ATLANTIC owns all of the preferred stock of Atlantic Development Services, which entitles ATLANTIC to substantially all of the net operating cash flow (95%) of Atlantic Development Services. All of the common stock of Atlantic Development Services is owned by an unaffiliated trust. The common stock is entitled to receive the remaining 5% of net operating cash flow. As of December 31, 1996, the outstanding balance of development and mortgage loans made by ATLANTIC to third-party owner/developers and Atlantic Development Services aggregated $15,413,000 and none, respectively. The activities of Atlantic Development Services and third-party owner/developers are consolidated with ATLANTIC's activities and all intercompany transactions have been eliminated in consolidation.

 Gains and Losses from Dispositions or Impairments of Real Estate

  ATLANTIC acquires and develops communities with a view to effective long-term operation and ownership. Each year, REIT Management generates operating and capital plans based on an ongoing active review of ATLANTIC's portfolio. Based upon ATLANTIC's market research and in an effort to optimize its portfolio composition, ATLANTIC may from time to time dispose of assets that no longer meet its long-term investment objectives and redeploy the proceeds, preferably through tax-deferred exchanges, into assets with better prospects for growth.

  As a result of this asset optimization strategy, ATLANTIC disposed of four operating communities aggregating 1,184 units in 1996. A gain was recognized on each disposition with the total gain aggregating $6,732,000. These four communities accounted for $3,648,000 and $5,174,000 of net operating income during 1996 and 1995, respectively. Each disposition has been included in a tax-deferred exchange. At December 31, 1996, ATLANTIC held a portion of the proceeds from one of these dispositions aggregating $1,672,000 in an interest-bearing escrow account. These funds were used in the acquisition of a land parcel in January 1997, completing the tax-deferred exchange.

  ATLANTIC disposed of two communities in 1995. The proceeds from these dispositions were not materially different from the book value of the assets on the date of disposition. These two communities accounted for $2,409,000 of net operating income during 1995.

                           SECURITY CAPITAL ATLANTIC
                                 INCORPORATED

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


  Statement of Financial Accounting Standards No. 121, Accounting For The Impairment of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of ("SFAS No. 121"), adopted by ATLANTIC effective January 1, 1996, establishes accounting standards for the review of long-lived assets to be held and used for impairment whenever the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that certain long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. ATLANTIC did not recognize any losses on the date it adopted SFAS No. 121.

  Long-lived investments held and used are periodically evaluated for impairment and provisions for possible losses are made if required. As of December 31, 1996, such investments are carried at cost, which is not in excess of fair market value and no provisions for possible losses have been made. ATLANTIC recognized a provision for possible loss of $2,500,000 in 1996 associated with a community that is being held for sale. The carrying value of this community at December 31, 1996 was $8,842,000. This community is not being depreciated during the period in which it is being held for sale. ATLANTIC expects the disposition of this community to occur in 1997. This community accounted for $959,000, $1,023,000 and $501,000 of net operating income for 1996, 1995 and 1994, respectively. This income is included in ATLANTIC's earnings from operations in these years.

NOTE 4 LINE OF CREDIT AND MORTGAGES PAYABLE

 Line of Credit

  On December 18, 1996, ATLANTIC obtained a $350 million unsecured line of credit from Morgan Guaranty Trust Company of New York ("MGT"), as agent for a group of lenders, that replaced the previous $350 million secured line of credit. Borrowings on the unsecured line of credit bear interest at prime or, at ATLANTIC's option, LIBOR plus a margin ranging from 1.0% to 1.375% (currently 1.375% as compared to 1.5% under the previous agreement) depending on ATLANTIC's debt rating. ATLANTIC's objective is to achieve an investment-grade debt rating in 1997. ATLANTIC currently pays a commitment fee on the average unfunded line of credit balance of 0.1875%. If ATLANTIC achieves an investment-grade debt rating, the commitment fee on the average unfunded line of credit balance will range from 0.125% to 0.25% per annum, depending on the amount of undrawn commitments. The line of credit matures December 1998 and may be extended for one year with the approval of MGT and the other participating lenders.

  In 1996, ATLANTIC expensed all previously unamortized costs associated with the secured line of credit that was extinguished in 1996. These costs aggregated $3,940,000 and are reflected as an extraordinary item in ATLANTIC's 1996 statement of earnings.

  All debt incurrences under the unsecured line of credit are subject to certain covenants. Specifically, distributions for the preceding four quarters, excluding the Homestead Distribution, may not exceed 95% (97% for distributions made before December 31, 1996) of ATLANTIC's funds from operations (as defined in the loan agreement) for the preceding four quarters. ATLANTIC is in compliance with all such covenants.

                           SECURITY CAPITAL ATLANTIC
                                 INCORPORATED

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


  A summary of ATLANTIC's line of credit borrowings is as follows (dollar amounts in thousands):

                          YEAR ENDED DECEMBER 31,
                         ----------------------------
                           1996      1995      1994
                         --------  --------  --------
Total line of credit.... $350,000  $300,000  $225,000
Borrowings outstanding
 at December 31.........  228,000   190,000   153,000
Weighted-average daily
 borrowings.............  204,265   178,318    65,556
Maximum borrowings
 outstanding at any
 month end..............  234,000   252,000   153,000
Weighted-average daily
 interest rate..........     7.39%     7.92%     7.34%
Weighted-average
 interest rate at
 December 31............     7.24%     7.73%     8.17%

  In August 1995, ATLANTIC entered into a swap agreement with Goldman Sachs Capital Markets, L.P. covering $100 million of borrowings under the line of credit, effectively mitigating a portion of its variable interest rate exposure. Under this one-year agreement which became effective on February 5, 1996, ATLANTIC paid a fixed rate of interest of 7.46% on the $100 million of borrowings through December 17, 1996 and 7.335% thereafter. Upon expiration of the existing swap agreement on February 5, 1997, a swap agreement with MGT will take effect. The new agreement will provide for a fixed rate of 7.325% on $100 million of borrowings through February 5, 1998. The interest rate ATLANTIC will pay under the new agreement will be reduced if ATLANTIC achieves an investment-grade debt rating and will range from 6.95% to 7.2% depending on the rating achieved. ATLANTIC paid $332,000 more in interest than it received under the swap agreement during 1996. ATLANTIC is exposed to credit loss in the event of non-performance by the swap counterparty; however, ATLANTIC believes the risk of loss is minimal.

 Mortgages Payable

  Mortgages payable consisted of the following at December 31, 1996 (dollar amounts in thousands):

                                                       PERIODIC
                              INTEREST MATURITY        PAYMENT      PRINCIPAL
  COMMUNITY                     RATE     DATE           TERMS        BALANCE
  ---------                   -------- --------    ---------------- ---------
Conventional fixed rate:
  Cameron Ridge..............  7.000%  09/10/98(1) fully amortizing  $  5,888
  Country Place Village I....  7.750%  11/01/00      (2)                2,004
  Country Oaks...............  7.655%  07/01/02      (3)                5,933
  Cameron at Hickory Grove...  8.000%  07/10/03      (4)                5,979
  Cameron Villas I...........  8.750%  04/01/24    fully amortizing     6,343
  Cameron on the Cahaba II...  7.125%  03/01/29    fully amortizing     8,021
                                                                    --------
                                                                       34,168
                                                                    --------
Tax exempt fixed rate or
 variable rate subject to
 swap agreements(5):
  Cameron Station............  6.000%  06/01/07    interest only       14,500
  Azalea Park................   (6)    06/01/25    interest only       15,500
  Cameron Brook..............   (6)    06/01/25    interest only       19,500
  Clairmont Crest............   (6)    06/01/25    interest only       11,600
  Forestwood.................   (6)    06/01/25    interest only       11,485
  Foxbridge on the Bay.......   (6)    06/01/25    interest only       10,400
  The Greens.................   (6)    06/01/25    interest only       10,400
  Parrot's Landing I.........   (6)    06/01/25    interest only       15,835
  Sun Pointe Cove............   (6)    06/01/25    interest only        8,500
  WintersCreek...............   (6)    06/01/25    interest only        5,000
  Less amounts held in
   principal reserve
   fund(7)...................                                          (1,098)
                                                                    --------
                                                                      121,622
                                                                    --------
                                                                     $155,790
                                                                    ========
  Total annual weighted-
   average interest rate.....                                            6.95%
                                                                    ========

                           SECURITY CAPITAL ATLANTIC
                                 INCORPORATED

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

--------
(1) This loan is callable at the option of the mortgage lender on September 10, 1998 and at subsequent five-year intervals through September 10, 2013.
(2) Interest and principal payments due monthly; balloon payment of $1,849,000 due at maturity.
(3) Interest and principal payments due monthly; balloon payment of $5,539,000 due at maturity.
(4) Interest and principal payments due monthly; balloon payment of $5,556,000 due at maturity.
(5) These communities, in addition to others, are held by Security Capital Atlantic Multifamily Incorporated, a wholly owned subsidiary of ATLANTIC. Security Capital Atlantic Multifamily Incorporated is a legal entity that is separate and distinct from ATLANTIC with separate assets and liabilities and business operations.
(6) Interest rate is fixed through swap agreements executed in conjunction with the credit enhancement agreement with the Federal National Mortgage Association ("FNMA") discussed below. Through these swap agreements, ATLANTIC has effectively mitigated its variable interest rate exposure.
(7) ATLANTIC has a 30-year credit enhancement agreement with FNMA related to the tax-exempt bond issues. This credit enhancement agreement requires ATLANTIC to make monthly payments on each mortgage, based on a 30-year amortization, into a principal reserve account.

  ATLANTIC's swap agreements related to its tax-exempt variable rate mortgages are summarized as follows:

 AMOUNTS OF                                    FIXED
    BONDS                 TERM            INTEREST RATE(1)                  ISSUER
 ----------               ----            ----------------                  ------
$23.1 million  June 1995 to June 2002           6.48%      General Re Financial Products Corporation
 64.6 million  June 1995 to June 2005           6.74       Morgan Guaranty Trust Company of New York
  5.0 million  March 1996 to March 2006         6.18       Morgan Guaranty Trust Company of New York
 15.5 million  August 1996 to August 2006       6.51       Morgan Stanley Derivative Products Inc.
                                                ----
Weighted-average interest rate..........        6.64%
                                                ====

--------
(1) Includes the fixed interest rate provided by the swap agreements, annual fees associated with the swap agreements and credit enhancement agreement and amortization of capitalized costs associated with the credit enhancement agreement.

  ATLANTIC paid $1,832,000 more in interest during 1996 and $575,000 more in interest during 1995 than it received under the swap agreements. The swap agreements cover the principal amount of the bonds, net of amounts deposited in the principal reserve fund. ATLANTIC pays interest on that portion of bonds not covered by the swap agreements at the variable rates as provided by the mortgage agreements. ATLANTIC is exposed to credit loss in the event of non-performance by the swap counterparties; however, ATLANTIC believes the risk of loss is minimal.

  Real estate with an aggregate undepreciated cost at December 31, 1996 of $50,714,000 and $206,963,000 serves as collateral for the conventional mortgages payable and the tax-exempt mortgages payable, respectively.

                           SECURITY CAPITAL ATLANTIC
                                 INCORPORATED

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


  The change in mortgages payable is as follows (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
Balances at January 1............................ $118,524  $107,347  $    --
Mortgages assumed................................   17,867    24,678   107,537
Mortgage proceeds................................   20,500       --        --
Regularly scheduled principal payments...........   (1,101)     (623)     (190)
Reduction upon disposition of multifamily
 community.......................................      --     (6,500)      --
Principal payments at maturity...................      --     (6,378)      --
                                                  --------  --------  --------
Balances at December 31.......................... $155,790  $118,524  $107,347
                                                  ========  ========  ========

  Approximate principal payments due on mortgages payable during each of the years in the five-year period ending December 31, 2001 and thereafter are as follows (in thousands):

             1997............................ $  1,537
             1998............................    7,136
             1999............................    1,577
             2000............................    3,554
             2001............................    1,812
             Thereafter......................  140,174
                                              --------
                                              $155,790
                                              ========

NOTE 5 DISTRIBUTIONS

  ATLANTIC made total cash distributions of $1.65 per Share in 1996, $1.60 per Share in 1995 and $1.20 per Share in 1994. On December 19, 1996, ATLANTIC's Board of Directors (the "Board") declared a distribution of $0.39 per Share for the first quarter of 1997. The distribution is payable on February 19, 1997.

  In addition, on November 12, 1996, ATLANTIC distributed 0.110875 shares of Homestead common stock and warrants to purchase 0.074384 shares of Homestead common stock per Share in the Homestead Distribution to each shareholder of record on October 29, 1996. The Homestead Distribution was valued at $58.2 million based on the estimated fair value of the net assets sold to Homestead.

  For federal income tax purposes, the following summarizes the taxability of cash distributions paid for 1994 and 1995 and the estimated taxability for 1996:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1996    1995    1994
                                                         ------- ------- -------
Per Share:
  Ordinary income....................................... $  0.78 $  0.92 $  0.92
  Return of capital.....................................    0.87    0.68    0.28
                                                         ------- ------- -------
    Total............................................... $  1.65 $  1.60 $  1.20
                                                         ======= ======= =======

  The securities distributed to each ATLANTIC shareholder in the Homestead Distribution were valued at $1.91 per Share for federal income tax purposes, of which $0.90 was taxable as ordinary income and $1.01 was treated as a return of capital. ATLANTIC's tax return for the year ended December 31, 1996 has not been filed, and the taxability information for 1996 is based on the best available data. ATLANTIC's tax returns for prior years have not been examined by the Internal Revenue Service and, therefore, the taxability of distributions and dividends is subject to change.

                           SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 6 SHAREHOLDERS' EQUITY

 Shares Authorized

  At December 31, 1996, 250,000,000 Shares were authorized. The Board may classify or reclassify any unissued shares of ATLANTIC's stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of such shares. No such shares have been reclassified, except as described under "Purchase Rights" below, and no reclassified shares are issued or outstanding.

 Reverse Share Split

  On September 10, 1996, the shareholders of ATLANTIC authorized a one-for-two reverse split of ATLANTIC's Shares. A transfer from the common shares account to additional paid-in capital was made to reflect the reduced number of Shares outstanding after the split. All references in the accompanying financial statements to the number of Shares and per Share amounts have been restated to reflect the reverse Share split.

 Ownership Restrictions and Significant Shareholder

  ATLANTIC's Charter restricts beneficial ownership (or ownership generally attributed to a person under the REIT tax rules) of ATLANTIC's outstanding shares of stock by a single person, or persons acting as a group, to 9.8% of ATLANTIC's outstanding shares of stock. The purpose of this provision is to assist in protecting and preserving ATLANTIC's REIT status and to protect the interest of shareholders in takeover transactions by preventing the acquisition of a substantial block of shares unless the acquiror makes a cash tender offer for all outstanding shares. For ATLANTIC to qualify as a REIT under the Internal Revenue Code of 1986, as amended, not more than 50% in value of its outstanding shares of stock may be owned by five or fewer individuals at any time during the last half of ATLANTIC's taxable year. The provision permits five persons to individually acquire up to a maximum of 9.8% each of the outstanding shares of stock, or an aggregate of 49% of the outstanding shares and, thus, assists the Board in protecting and preserving ATLANTIC's REIT status for tax purposes.

  Shares of stock owned by a person or group of persons in excess of these limits are subject to redemption by ATLANTIC. The provision does not apply where a majority of the Board, in its sole absolute discretion, waives such limit after determining that the status of ATLANTIC as a REIT for federal income tax purposes will not be jeopardized or the disqualification of ATLANTIC as a REIT is advantageous to the shareholders.

  The Board has exempted Security Capital Group Incorporated ("Security Capital Group"), an affiliate of the REIT Manager (see Note 7), from the ownership restrictions described above. Security Capital Group owned 56.9% of the outstanding Shares at December 31, 1996. For tax purposes, Security Capital Group's ownership is attributed to its shareholders.

 Capital Offerings

  On October 18, 1996, ATLANTIC completed an initial public offering of 4,940,000 Shares at a price of $24.00 per Share (before adjusting for the Homestead Distribution described in Notes 2 and 5). The Shares, excluding the 416,666 Shares sold to Security Capital Group, were sold through an underwritten offering. The proceeds from the sale of these 4,940,000 Shares, net of underwriters' commission and other expenses, were approximately $110.0 million. The proceeds were used to repay borrowings under ATLANTIC's $350 million line of credit.

                           SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


  From inception through May 1996, ATLANTIC raised capital through various private offerings. ATLANTIC sold a total of 31,701,580 Shares during this period at prices ranging from $20 to $23.136 per Share. In addition, ATLANTIC exchanged 5,000,000 Shares at a price of $20 per Share as partial consideration for the acquisition of a pool of communities in May 1994. The acquisition price was negotiated prior to the seller becoming a related party. To facilitate ATLANTIC's transactions with the seller, Security Capital Group granted the seller certain rights to require Security Capital Group to purchase the 5,000,000 Shares owned by the seller at pre-agreed prices. In consideration for Security Capital Group purchasing Shares through its private offerings, ATLANTIC assumed Security Capital Group's obligation with respect to 3,750,000 Shares. ATLANTIC repurchased these Shares directly from the seller. The remaining 1,250,000 Shares were acquired directly from the seller by Security Capital Group.

 Option Plan

  On March 12, 1996, ATLANTIC adopted the Security Capital Atlantic Incorporated Share Option Plan for Outside Directors (the "Outside Directors Plan"). There are 100,000 Shares reserved for issuance upon exercise of options granted under the Outside Directors Plan. The Outside Directors Plan provides that each member of the Board who is not an employee of ATLANTIC or the REIT Manager on the date of each annual meeting of ATLANTIC's shareholders will receive an option to purchase 1,000 Shares at an exercise price equal to the fair market value of the Shares on such date. The options will be granted on the date of the annual meeting of shareholders for the years 1997 through and including 2006. The options granted are for a term of five years and are exercisable in whole or in part. At December 31, 1996, 3,000 options had been granted at an exercise price of $24.00 per Share, none of which have been exercised.

 Purchase Rights

  On March 12, 1996, the Board declared and paid a dividend of one preferred share purchase right ("Purchase Right") for each Share outstanding at the close of business on March 12, 1996 to the holders of ATLANTIC's Shares on that date. Holders of additional Shares issued after March 12, 1996 and prior to the expiration of the rights on March 12, 2006 will be entitled to one Purchase Right for each additional Share.

  Each Purchase Right entitles the holder, under certain circumstances, to purchase from ATLANTIC two one-hundredths of a share of non-redeemable Series A Junior Participating Preferred Stock of ATLANTIC, par value $0.01 per share (the "Participating Preferred Shares"), at a price of $40 per one one-hundredth of a Participating Preferred Share, subject to adjustment. ATLANTIC has designated two one-hundredths of the total Shares outstanding at any point in time as Participating Preferred Shares. Purchase Rights are exercisable when a person or group of persons (other than certain affiliates of ATLANTIC) acquire beneficial ownership of 20% or more of the outstanding Shares, commence or announce a tender offer or exchange offer which would result in the beneficial ownership by a person or group of persons (other than certain affiliates of ATLANTIC) of 25% or more of the outstanding Shares or file or announce their intention to file with any regulatory authority an application seeking approval of any transaction which would result in the beneficial ownership by a person (other than certain affiliates of ATLANTIC) of 25% or more of the outstanding Shares. Under certain circumstances, each Purchase Right entitles the holder to purchase at the Purchase Right's then current exercise price, a number of Shares having a market value of twice the Purchase Right's exercise price. The acquisition of ATLANTIC pursuant to certain mergers or other business transactions would entitle each holder to purchase, at the Purchase Right's then current exercise price, a number of the acquiring company's common shares having a market value at that time equal to twice the Purchase Right's exercise price. The Purchase Rights held by certain 20% shareholders (other than certain affiliates of ATLANTIC) would not be exercisable. As of December 31, 1996, ATLANTIC had no Participating Preferred Shares outstanding and the events required to exercise the Purchase Rights had not occurred. Therefore, the Purchase Rights dividend had no value and was not recorded in the financial statements.

                           SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 7 REIT MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS

 REIT Management Agreement

  ATLANTIC has a REIT management agreement (the "REIT Management Agreement") with Security Capital (Atlantic) Incorporated (the "REIT Manager") to provide management services to ATLANTIC. The REIT Manager is a subsidiary of Security Capital Group (see Note 6). All officers of ATLANTIC are employees of the REIT Manager and ATLANTIC currently has no employees. The REIT Manager provides both strategic and day-to-day management of ATLANTIC, including research, investment analysis, acquisition, development, marketing, disposition of assets, asset management, due diligence, capital markets, legal and accounting services.

  The REIT Management Agreement requires ATLANTIC to pay an annual fee of 16% of cash flow, as defined in the REIT Management Agreement, payable monthly. Cash flow is calculated by reference to ATLANTIC's cash flow from operations plus (i) fees paid to the REIT Manager, (ii) extraordinary expenses incurred at the request of the independent Directors of ATLANTIC (of which there were none in the periods reported) and (iii) 33% of any interest paid by ATLANTIC on convertible subordinated debentures (of which there were none in the periods reported); and after deducting (i) regularly scheduled principal payments (excluding prepayments or balloon payments) for debt with commercially reasonable amortization schedules, (ii) assumed principal and interest payments on senior unsecured debt treated as having regularly scheduled principal and interest payments like a 20-year level-payment, fully amortizing mortgage (of which there were none in the periods reported) and (iii) distributions actually paid with respect to any non-convertible preferred stock (of which there were none in the periods reported). Cash flow does not include: (i) realized gains or losses from dispositions of investments, (ii) interest income from cash equivalent investments and the Homestead convertible mortgage notes and dividend and interest income from Atlantic Development Services, (iii) provisions for possible losses on investments and (iv) extraordinary items.

  The REIT Manager also receives a fee of 0.20% per year on the average daily balance of cash equivalent investments. ATLANTIC must also reimburse the REIT Manager for third-party and out-of-pocket expenses relating to travel, transaction costs and similar costs relating to the acquisition, development or disposition of assets or the obtaining of financing for ATLANTIC and its operations. The REIT Manager will pay all of its own salary and other overhead expenses. ATLANTIC will not have any employee expense; however, it will pay all of the third-party costs related to its normal operations, including legal, accounting, travel, architectural, engineering, shareholder relations, independent Director fees and similar expenses, property management and similar fees paid on behalf of ATLANTIC, and travel expenses incurred in seeking financing, community acquisitions, community dispositions and similar activities on behalf of ATLANTIC and in attending ATLANTIC Board, committee and shareholder meetings.

  The REIT Management Agreement is renewable by ATLANTIC annually, subject to a determination by the independent Directors that the REIT Manager's performance has been satisfactory and that the compensation payable to the REIT Manager is fair. Each of ATLANTIC and the REIT Manager may terminate the REIT Management Agreement on 60 days' notice. Because of the year-to-year nature of the agreement, its maximum effect on ATLANTIC's results of operations cannot be predicted, other than that REIT management fees will generally increase or decrease in proportion to cash flow increases or decreases.

 Property Management Agreement

  SCG Realty Services Atlantic Incorporated ("SCG Realty Services") provides property management services to ATLANTIC. SCG Realty Services currently manages approximately 87% of ATLANTIC's multifamily communities. Security Capital Group owns 100% of SCG Realty Services' voting shares.

  The property management agreement, like the REIT Management Agreement, is renewable annually and subject to a determination by the independent Directors that SCG Realty Services' performance has been satisfactory and that the compensation payable to SCG Realty Services is at rates prevailing in the markets in which ATLANTIC operates. ATLANTIC may terminate the property management agreement on 30 days' notice.

                           SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 8 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  Selected quarterly financial data (in thousands except per Share amounts) for 1996 and 1995 is as follows:

                                             THREE MONTHS ENDED
                             --------------------------------------------------
                             MARCH 31 JUNE 30 SEPTEMBER 30 DECEMBER 31  TOTAL
                             -------- ------- ------------ ----------- --------
1996:
 Rental income.............. $30,809  $32,876   $35,959      $38,085   $137,729
                             =======  =======   =======      =======   ========
 Earnings before
  extraordinary item........ $ 6,650  $ 9,747   $11,131      $15,041   $ 42,569
                             =======  =======   =======      =======   ========
 Net earnings............... $ 6,650  $ 9,747   $11,131      $11,101   $ 38,629
                             =======  =======   =======      =======   ========
 Earnings per Share before
  extraordinary item........ $  0.24  $  0.32   $  0.34      $  0.41   $   1.33
                             =======  =======   =======      =======   ========
 Net earnings per Share..... $  0.24  $  0.32   $  0.34      $  0.30   $   1.21
                             =======  =======   =======      =======   ========
 Weighted-average Shares....  27,777   30,393    32,952       36,925     32,028
                             =======  =======   =======      =======   ========
1995:
 Rental income.............. $22,952  $24,330   $26,969      $29,383   $103,634
                             =======  =======   =======      =======   ========
 Net earnings............... $ 4,175  $ 4,956   $ 5,333      $ 5,175   $ 19,639
                             =======  =======   =======      =======   ========
 Net earnings per Share..... $  0.22  $  0.23   $  0.23      $  0.21   $   0.89
                             =======  =======   =======      =======   ========
 Weighted-average Shares....  18,567   21,642    23,340       24,153     21,944
                             =======  =======   =======      =======   ========

  The total of the four quarterly amounts for net earnings per Share may not equal the total for the year. These differences result from the use of a weighted average to compute the average number of Shares outstanding.

NOTE 9 SUPPLEMENTAL CASH FLOW INFORMATION

  Non-cash investing and financing activities for the years ended December 31, 1996, 1995 and 1994 are as follows:

    (a) As discussed in Note 2, in 1996, ATLANTIC received Homestead common stock valued at $51,717,000 upon the sale of the Homestead Assets (assets with a net book value of $31,028,000 and cash of $16,595,000). A gain of $2,839,000, net of expenses of $1,255,000, was recognized on the transaction.

    (b) As discussed in Note 2, in 1996, ATLANTIC received warrants to purchase Homestead common stock valued at $6,511,000 in exchange for entering into a funding commitment agreement. The value of the warrants has been recognized as deferred revenue.

    (c) ATLANTIC made a $58,228,000 non-cash distribution to its shareholders in November 1996 consisting of the Homestead common stock and warrants.

    (d) In December 1996, ATLANTIC declared a distribution for the first quarter of 1997 in the amount of $14,778,000.

    (e) In connection with the acquisition of communities, ATLANTIC assumed mortgage debt in the amount of $17,867,000, $24,678,000 and $107,537,000 in
  1996, 1995 and 1994, respectively.

    (f) In 1994, ATLANTIC issued $100,000,000 of Shares in partial consideration for the purchase of a pool of communities.

    (g) ATLANTIC sold a community in 1995 that secured $6,500,000 of mortgage debt.

                           SECURITY CAPITAL ATLANTIC
                                 INCORPORATED

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 10 COMMITMENTS AND CONTINGENCIES

  ATLANTIC is a party to various claims and routine litigation arising in the ordinary course of business. ATLANTIC does not believe that the claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position or results of operations.

  ATLANTIC is subject to environmental regulations related to the ownership, operation, development and acquisition of real estate. As part of its due diligence procedures, ATLANTIC has conducted Phase I environmental assessments on each community prior to acquisition. The cost of complying with environmental regulations was not material to ATLANTIC's results of operations. ATLANTIC is not aware of any environmental condition on any of its communities that is likely to have a material adverse effect on its business, financial position or results of operations.

NOTE 11 FAIR VALUES OF FINANCIAL INSTRUMENTS

  The carrying amount of cash and cash equivalents, other assets, accrued expenses and other liabilities approximates fair value as of December 31, 1996 and 1995 because of the short maturity of these instruments. Similarly, the carrying value of line of credit borrowings approximates fair value as of those dates because the interest rate fluctuates based on published market rates. In the opinion of management, the interest rates associated with the mortgages payable approximates the market interest rates for this type of instrument, and as such, the carrying values approximate fair value at December 31, 1996 and 1995, in all material respects.

NOTE 12 PROPOSED TRANSACTION

  On January 22, 1997, ATLANTIC received a proposal from Security Capital Group to exchange the REIT Manager and SCG Realty Services for Shares. As a result of the proposed transaction, ATLANTIC would become an internally managed REIT, and Security Capital Group would remain ATLANTIC's largest shareholder. The Board has formed a special committee comprised of independent Directors to review the proposed transaction. The proposed transaction is subject to approval by the special committee, the Board and ATLANTIC's shareholders.

                                                                    SCHEDULE III

                           SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                        INITIAL COST                    GROSS AMOUNT AT WHICH CARRIED AT
                                        TO ATLANTIC          COSTS             DECEMBER 31, 1996
                                    --------------------  CAPITALIZED  --------------------------------------
                            ENCUM-         BUILDINGS AND SUBSEQUENT TO             BUILDINGS AND   TOTALS     ACCUMULATED
 MUTIFAMILY COMMUNITIESL    BRANCES  LAND  IMPROVEMENTS                  LAND ACQUIIMPROVEMENTSSITION(A)      DEPRECIATION
-----------------------     ------- ------ ------------- ------------- ---------- --------------------------- ------------
   Communities
   Acquired:
   Atlanta, Georgia:
    Azalea Park.....        $15,500 $3,717    $21,076       $  975         $3,717        $22,051  $    25,768    $ 715
    Balmoral
    Village.........            --   2,871     16,270           74          2,871         16,344       19,215       73
    Cameron
    Ashford.........            --   3,672     20,841          399          3,672         21,240       24,912    1,551
    Cameron
    Briarcliff......          (b)    2,105     11,953          191          2,105         12,144       14,249      897
    Cameron Brook...         19,500  3,318     18,784          326          3,318         19,110       22,428    1,279
    Cameron Creek
    I...............            --   3,627     20,589          328          3,627         20,917       24,544    1,473
    Cameron Crest...            --   3,525     20,009          290          3,525         20,299       23,824    1,426
    Cameron
    Dunwoody........            --   2,486     14,114          252          2,486         14,366       16,852    1,050
    Cameron Forest..            --     884      5,008          352            884          5,360        6,244      145
    Cameron Place...            --   1,124      6,372          579          1,124          6,951        8,075      185
    Cameron Pointe..            --   2,172     12,306          413          2,172         12,719       14,891      192
    Cameron
    Station.........         14,500  2,338     13,246          496          2,338         13,742       16,080      354
    Clairmont
    Crest...........         11,600  1,603      9,102          315          1,603          9,417       11,020      626
    The Greens......         10,400  2,004     11,354          382          2,004         11,736       13,740      794
    Lake Ridge......            --   2,001     11,359        4,012          2,001         15,371       17,372    1,200
    Morgan's
    Landing.........            --   1,168      6,646          857          1,168          7,503        8,671      608
    Old Salem.......            --   1,053      6,144          919          1,053          7,063        8,116      485
    Trolley Square..            --   2,031     11,528          347          2,031         11,875       13,906      911
    Vinings
    Landing.........            --   1,363      7,902          714          1,363          8,616        9,979      613
    WintersCreek....          5,000  1,133      6,434          220          1,133          6,654        7,787      233
    Woodlands.......            --   3,785     21,471          485          3,785         21,956       25,741      761
   Birmingham,
   Alabama:
    Cameron on the
    Cahaba.I........            --   1,020      5,784          352          1,020          6,136        7,156      281
    Cameron on the
    Cahaba II.......          8,021  1,688      9,580          501          1,688         10,081       11,769      463
    Colony Woods I..            --   1,560      8,845          281          1,560          9,126       10,686      676
    Morning Sun
    Villas..........            --   1,260      7,309          732          1,260          8,041        9,301      554
   Charlotte, North
   Carolina:........
    Cameron at
    Hickory Grove...          5,979  1,203      6,808          381          1,203          7,189        8,392      137
    Cameron Oaks....            --   2,255     12,800          306          2,255         13,106       15,361      974
                            CONSTRUCTION   YEAR
 MUTIFAMILY COMMUNITIESL        YEAR     ACQUIRED
-----------------------     ------------ --------
   Communities
   Acquired:
   Atlanta, Georgia:
    Azalea Park.....            1987       1995
    Balmoral
    Village.........            1990       1996
    Cameron
    Ashford.........            1990       1994
    Cameron
    Briarcliff......            1989       1994
    Cameron Brook...            1988       1994
    Cameron Creek
    I...............            1988       1994
    Cameron Crest...            1988       1994
    Cameron
    Dunwoody........            1989       1994
    Cameron Forest..            1981       1995
    Cameron Place...            1979       1995
    Cameron Pointe..            1987       1996
    Cameron
    Station.........            (c)        1995
    Clairmont
    Crest...........            1987       1994
    The Greens......            1986       1994
    Lake Ridge......            1979       1993
    Morgan's
    Landing.........            1983       1993
    Old Salem.......            1968       1994
    Trolley Square..            1989       1994
    Vinings
    Landing.........            1978       1994
    WintersCreek....            1984       1995
    Woodlands.......            (d)        1995
   Birmingham,
   Alabama:
    Cameron on the
    Cahaba.I........            1987       1995
    Cameron on the
    Cahaba II.......            1990       1995
    Colony Woods I..            1991       1994
    Morning Sun
    Villas..........            1985       1994
   Charlotte, North
   Carolina:........
    Cameron at
    Hickory Grove...            1988       1996
    Cameron Oaks....            1989       1994

                                                     (see notes following table)

                           SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

      SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION--(CONTINUED)

                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                        INITIAL COST                        GROSS AMOUNT AT WHICH CARRIED AT
                                        TO ATLANTIC             COSTS              DECEMBER 31, 1996
                                    -----------------------  CAPITALIZED   --------------------------------------
                            ENCUM-            BUILDINGS AND SUBSEQUENT TO              BUILDINGS AND   TOTALS     ACCUMULATED
 MUTIFAMILY COMMUNITIESL    BRANCES  LAND     IMPROVEMENTS                   LANDACQUISIMPROVEMENTSITION (A)      DEPRECIATION
-----------------------     ------- ------    ------------- -------------  ---------- --------------------------- ------------
   Ft.
   Lauderdale/West
   Palm Beach,
   Florida:
    Cypress Lakes...        $  --   $1,225       $ 6,961       $  324      $    1,225    $     7,285  $     8,510    $  271
    Park Place at
    Turtle Run......          --     2,208        12,223        1,283           2,208         13,506       15,714       223
    Parrot's Landing
    I...............         15,835  2,691        15,276          684           2,691         15,960       18,651     1,072
    The Pointe at
    Bayberry Lake...          --     2,508        14,210          303           2,508         14,513       17,021       222
    Spencer Run.....          (b)    2,852        16,194          425           2,852         16,619       19,471     1,133
    Sun Pointe
    Cove............          8,500  1,367         7,773          229           1,367          8,002        9,369       550
    Trails at Meadow
    Lakes...........          --     1,285         7,293          262           1,285          7,555        8,840       282
   Ft. Myers,
   Florida:
    Forestwood......         11,485  2,031        11,540          210           2,031         11,750       13,781       815
   Greenville, South
   Carolina:
    Cameron Court...          --     1,602         9,369           89           1,602          9,458       11,060       163
   Jacksonville,
   Florida:
    Bay Club........          --     1,789        10,160          273           1,789         10,433       12,222       773
   Memphis,
   Tennessee:
    Cameron Century
    Center..........          --     2,382        13,496           50           2,382         13,546       15,928        60
    Cameron at Kirby
    Parkway.........          --     1,386         7,959          829           1,386          8,788       10,174       686
    Country Oaks....         5,933   1,246         7,061          177           1,246          7,238        8,484        63
    Stonegate.......          --       985         5,608          483             985          6,091        7,076       360
   Miami, Florida:
    Park Hill.......          --     1,650         9,377       (2,185)(e)       1,650          7,192        8,842       606
   Nashville,
   Tennessee:
    Arbor Creek.....          --      --  (f)     17,671          512          --             18,183       18,183     1,267
    Enclave at
    Brentwood.......          --     2,263        12,847        1,016           2,263         13,863       16,126       605
   Orlando, Florida:
    Camden Springs..          --     2,477        14,072          808           2,477         14,880       17,357     1,056
    Cameron Villas
    I...............         6,343   1,087         6,317          609           1,087          6,926        8,013       473
    Cameron Villas
    II..............          (b)      255         1,454           64             255          1,518        1,773        56
    Kingston
    Village.........          --       876         4,973          164             876          5,137        6,013       192
    The Wellington..          (b)    1,155         6,565          282           1,155          6,847        8,002       466
   Raleigh, North
   Carolina:
    Cameron Lake....          --     1,385         7,848           60           1,385          7,908        9,293        35
    Cameron Ridge...         5,888   1,503         8,519          109           1,503          8,628       10,131        38
    Cameron Square..          --     2,314        13,143          525           2,314         13,668       15,982       959
    Emerald Forest..          --     2,202        12,478         --             2,202         12,478       14,680      --
   Richmond,
   Virginia:
    Camden at
    Wellesley.......          --     2,878        16,339          293           2,878         16,632       19,510     1,240
    Potomac Hunt....          (b)    1,486         8,452          181           1,486          8,633       10,119       464
                            CONSTRUCTION   YEAR
 MUTIFAMILY COMMUNITIESL        YEAR     ACQUIRED
-----------------------     ------------ --------
   Ft.
   Lauderdale/West
   Palm Beach,
   Florida:
    Cypress Lakes...            1987       1995
    Park Place at
    Turtle Run......            1989       1996
    Parrot's Landing
    I...............            1986       1994
    The Pointe at
    Bayberry Lake...            1988       1996
    Spencer Run.....            1987       1994
    Sun Pointe
    Cove............            1986       1994
    Trails at Meadow
    Lakes...........            1983       1995
   Ft. Myers,
   Florida:
    Forestwood......            1986       1994
   Greenville, South
   Carolina:
    Cameron Court...            1991       1996
   Jacksonville,
   Florida:
    Bay Club........            1990       1994
   Memphis,
   Tennessee:
    Cameron Century
    Center..........            1988       1996
    Cameron at Kirby
    Parkway.........            1985       1994
    Country Oaks....            1985       1996
    Stonegate.......            1986       1994
   Miami, Florida:
    Park Hill.......            1968       1994
   Nashville,
   Tennessee:
    Arbor Creek.....            1986       1994
    Enclave at
    Brentwood.......            1988       1995
   Orlando, Florida:
    Camden Springs..            1986       1994
    Cameron Villas
    I...............            1982       1994
    Cameron Villas
    II..............            1981       1995
    Kingston
    Village.........            1982       1995
    The Wellington..            1988       1994
   Raleigh, North
   Carolina:
    Cameron Lake....            1985       1996
    Cameron Ridge...            1985       1996
    Cameron Square..            1987       1994
    Emerald Forest..            1986       1996
   Richmond,
   Virginia:
    Camden at
    Wellesley.......            1989       1994
    Potomac Hunt....            1987       1994

                                                     (see notes following table)

                           SECURITY CAPITAL ATLANTIC
                                 INCORPORATED

      SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION--(CONTINUED)

                               DECEMBER 31, 1996
                                (IN THOUSANDS)

                                           INITIAL COST                     GROSS AMOUNT AT WHICH CARRIED AT
                                           TO ATLANTIC           COSTS             DECEMBER 31, 1996
                                      ----------------------  CAPITALIZED  ------------------------------------
                             ENCUM-            BUILDINGS AND SUBSEQUENT TO            BUILDINGS AND   TOTALS    ACCUMULATED
 MUTIFAMILY COMMUNITIESL    BRANCES     LAND   IMPROVEMENTS                  LAND ACQUIIMPROVEMENTSSITIO(A)N    DEPRECIATION
-----------------------     --------  -------- ------------- ------------- ---------- ------------------------- ------------
   Sarasota,
   Florida:
    Camden at Palmer
    Ranch...........        $  --     $  3,534   $ 20,057       $   607    $    3,534   $   20,664   $   24,198   $ 1,469
   Tampa, Florida:
    Camden Downs....           --        1,840     10,447           305         1,840       10,752       12,592       780
    Cameron
    Bayshore........           --        1,607      9,105         --            1,607        9,105       10,712      --
    Cameron Lakes...           --        1,126      6,418         1,107         1,126        7,525        8,651       365
    Country Place
    Village I.......           2,004       567      3,219           140           567        3,359        3,926       125
    Country Place
    Village II......           --          644      3,658            94           644        3,752        4,396       141
    Foxbridge on the
    Bay.............          10,400     1,591      9,036           328         1,591        9,364       10,955       652
    Summer Chase....          (b)          542      3,094           136           542        3,230        3,772       219
   Washington, D.C.:
    Camden at
    Kendall Ridge...           --        1,708      9,698           295         1,708        9,993       11,701       755
    Cameron
    Saybrooke.......           --        2,802     15,906           258         2,802       16,164       18,966     1,190
    Sheffield
    Forest..........           --        2,269     12,859           418         2,269       13,277       15,546       374
    West Springfield
    Terrace.........           --        2,417     13,695            98         2,417       13,793       16,210        92
   Less amounts held
   in principal
   reserve fund
   (g)..............          (1,098)    --         --            --           --           --           --          --
                            --------  --------   --------       -------    ----------   ----------   ----------   -------
    Total Operating
    Communities
    Acquired........        $155,790  $124,701   $726,004       $27,324    $  124,701   $  753,328   $  878,029   $38,948
                            --------  --------   --------       -------    ----------   ----------   ----------   -------
   Communities
   Developed:
   Birmingham,
   Alabama:
    Colony Woods
    II..............        $     --  $  1,254   $     --       $ 9,261    $    1,551   $    8,964   $   10,515   $   365
   Charlotte, North
   Carolina:
    Waterford
    Hills...........           --        1,508      --           11,109         1,943       10,674       12,617       476
    Waterford Square
    I...............           --        1,890      --           17,763         2,053       17,600       19,653       436
   Jacksonville,
   Florida:
    Cameron Lakes
    I...............           --        1,759      --          14,358          1,959       14,158       16,117       216
   Raleigh, North
   Carolina:
   Waterford Point..           --          985      --          14,854          1,493       14,346       15,839       519
                            --------  --------   --------       -------    ----------   ----------   ----------   -------
    Total Operating
    Communities
    Developed.......        $     --  $  7,396   $     --       $67,345    $    8,999   $   65,742   $   74,741   $ 2,012
                            --------  --------   --------       -------    ----------   ----------   ----------   -------
                            --------  --------   --------       -------    ----------   ----------   ----------   -------
    TOTAL OPERATING
    COMMUNITIES.....        $155,790  $132,097   $726,004       $94,669    $  133,700   $  819,070   $  952,770   $40,960
                            --------  --------   --------       -------    ----------   ----------   ----------   -------
                            CONSTRUCTION   YEAR
 MUTIFAMILY COMMUNITIESL        YEAR     ACQUIRED
-----------------------     ------------ --------
   Sarasota,
   Florida:
    Camden at Palmer
    Ranch...........            1988       1994
   Tampa, Florida:
    Camden Downs....            1988       1994
    Cameron
    Bayshore........            1984       1996
    Cameron Lakes...            1986       1995
    Country Place
    Village I.......            1982       1995
    Country Place
    Village II......            1983       1995
    Foxbridge on the
    Bay.............            1986       1994
    Summer Chase....            1988       1994
   Washington, D.C.:
    Camden at
    Kendall Ridge...            1990       1994
    Cameron
    Saybrooke.......            1990       1994
    Sheffield
    Forest..........            1987       1995
    West Springfield
    Terrace.........            1978       1996
   Less amounts held
   in principal
   reserve fund
   (g)..............
    Total Operating
    Communities
    Acquired........
   Communities
   Developed:
   Birmingham,
   Alabama:
    Colony Woods
    II..............            1995       1994
   Charlotte, North
   Carolina:
    Waterford
    Hills...........            1995       1993
    Waterford Square
    I...............            1996       1994
   Jacksonville,
   Florida:
    Cameron Lakes
    I...............            1996       1995
   Raleigh, North
   Carolina:
   Waterford Point..            1996       1994
    Total Operating
    Communities
    Developed.......
    TOTAL OPERATING
    COMMUNITIES.....

                                                    (see notes following table)

                           SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

      SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION--(CONTINUED)

                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                        INITIAL COST                    GROSS AMOUNT AT WHICH CARRIED AT
                                         TO ATLANTIC          COSTS             DECEMBER 31, 1995
                                    ---------------------  CAPITALIZED  -------------------------------------
                            ENCUM-          BUILDINGS AND SUBSEQUENT TO            BUILDINGS AND   TOTALS     ACCUMULATED
MUTIFAMILY COMMUNITIES      BRANCES  LAND   IMPROVEMENTS   ACQUISITION     LAND    IMPROVEMENTS      (C)      DEPRECIATION
-----------------------     ------- ------- ------------- ------------- ---------- -------------------------- ------------
   Communities Under
    Construction:
   Atlanta, Georgia:
    Cameron Creek
    II..............        $   --  $ 2,730    $   --       $ 16,602    $    2,897   $    16,435  $    19,332     $ 39
   Birmingham,
    Alabama:
    Cameron at the
    Summit I........            --    2,774        --          5,709         2,778         5,705        8,483       --
   Charlotte, North
    Carolina:
    Waterford Square
     II.............            --    2,014        --          4,578         2,065         4,527        6,592       --
   Ft. Lauderdale/West
    Palm Beach,
    Florida
    Parrot's Landing
    II..............            --    1,328        --          6,742         1,367         6,703        8,070       --
   Jacksonville,
    Florida:
    Cameron
    Deerwood........            --    2,331        --         12,173         2,332        12,172       14,504       --
    Cameron Lakes
    II..............            --    1,340        --          1,529         1,340         1,529        2,869       --
    Cameron
    Timberlin Parc
    I...............            --    2,167        --         13,280         2,282        13,165       15,447       16
   Nashville,
    Tennessee:
    Cameron
    Overlook........            --    2,659        --          4,679         2,659         4,679        7,338       --
   Raleigh, North
    Carolina:
    Cameron Brooke..            --    1,353        --          8,717         1,382         8,688       10,070       --
    Waterford
    Forest..........            --    2,371        --         17,978         2,480        17,869       20,349       52
   Richmond,
    Virginia:
    Cameron at
    Wyndham.........            --    2,038        --          2,366         2,052         2,352        4,404       --
    Cameron Crossing
    I & II..........            --    2,752        --          8,450         2,768         8,434       11,202       --
   Washington, D.C.:
    Cameron at
    Milestone.......            --    5,477        --         24,867         5,607        24,737       30,344       43
    Woodway at
    Trinity Center..            --    5,342        --         30,241         5,584        29,999       35,583       56
                            ------  -------    ------       --------    ----------   -----------  -----------     ----
    TOTAL
    COMMUNITIES
    UNDER
    CONSTRUCTION....        $   --  $36,676    $   --       $157,911    $   37,593   $   156,994  $   194,587     $206
                            ------  -------    ------       --------    ----------   -----------  -----------     ----
                            CONSTRUCTION   YEAR
 MUTIFAMILY COMMUNITIESL        YEAR     ACQUIRED
-----------------------     ------------ ---------
   Communities Under
    Construction:
   Atlanta, Georgia:
    Cameron Creek
    II..............             --(h)     1994
   Birmingham,
    Alabama:
    Cameron at the
    Summit I........             --        1996
   Charlotte, North
    Carolina:
    Waterford Square
     II.............             --        1995
   Ft. Lauderdale/West
    Palm Beach,
    Florida
    Parrot's Landing
    II..............             --        1994
   Jacksonville,
    Florida:
    Cameron
    Deerwood........             --(h)     1996
    Cameron Lakes
    II..............             --        1996
    Cameron
    Timberlin Parc
    I...............             --(h)     1995
   Nashville,
    Tennessee:
    Cameron
    Overlook........             --        1996
   Raleigh, North
    Carolina:
    Cameron Brooke..             --        1995
    Waterford
    Forest..........             --(h)     1995
   Richmond,
    Virginia:
    Cameron at
    Wyndham.........             --        1995
    Cameron Crossing
    I & II..........             --        1995(i)
   Washington, D.C.:
    Cameron at
    Milestone.......             --(h)     1995
    Woodway at
     Trinity
     Center.........             --(h)     1994
                             ------     -------
    TOTAL
     COMMUNITIES
     UNDER
     CONSTRUCTION...
                             ------     -------

                                                     (see notes following table)

                           SECURITY CAPITAL ATLANTIC
                                 INCORPORATED

      SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION--(CONTINUED)

                               DECEMBER 31, 1996
                                (IN THOUSANDS)

                                       INITIAL COST                    GROSS AMOUNT AT WHICH CARRIED AT
                                       TO ATLANTIC           COSTS             DECEMBER 31, 1995
                                  ----------------------  CAPITALIZED  ---------------------------------
                          ENCUM-           BUILDINGS AND SUBSEQUENT TO          BUILDINGS AND   TOTALS   ACCUMULATED  CONSTRUCTION
 MUTIFAMILY COMMUNITIES  BRANCES    LAND   IMPROVEMENTS   ACQUISITION    LAND   IMPROVEMENTS      (C)    DEPRECIATION     YEAR
-----------------------  -------- -------- ------------- ------------- -------- ------------- ---------- ------------ ------------
   COMMUNITIES IN
    PLANNING:
   Atlanta, Georgia
    Cameron
     Landing........          --     1,508        --            512       1,508        512         2,020       --         --
   Ft. Lauderdale/West
    Palm Beach,
    Florida:
    Cameron
     Waterway.......          --     4,025        --            361       4,029        357         4,386       --         --
   Jacksonville,
    Florida:
    Cameron
     Timberlin Parc
     II.............          --     1,294        --             95       1,294         95         1,389       --         --
                         -------- --------   --------      --------    --------   --------    ----------   -------
    TOTAL
     COMMUNITIES IN
     PLANNING.......     $    --  $  6,827   $    --       $    968    $  6,831   $    964    $    7,795   $   --
                         -------- --------   --------      --------    --------   --------    ----------   -------
   LAND HELD FOR
    FUTURE
    DEVELOPMENT:
   Birmingham,
    Alabama:
    Cameron at the
     Summit II......          --     2,008        --             75       2,083        --          2,083       --         --
                         -------- --------   --------      --------    --------   --------    ----------   -------
    TOTAL LAND HELD
     FOR FUTURE
     DEVELOPMENT....     $    --  $  2,008   $    --       $     75    $  2,083   $    --     $    2,083   $   --
                         -------- --------   --------      --------    --------   --------    ----------   -------
    TOTAL...........     $155,790 $177,608   $726,004      $253,623    $180,207   $977,028    $1,157,235   $41,166
                         ======== ========   ========      ========    ========   ========    ==========   =======
                           YEAR
 MUTIFAMILY COMMUNITIES  ACQUIRED
-----------------------  --------
   DEVELOPMENTS IN
    PLANNING:
   Atlanta, Georgia
    Cameron
     Landing........       1996
   Ft. Lauderdale/West
    Palm Beach,
    Florida:
    Cameron
     Waterway.......       1996
   Jacksonville,
    Florida:
    Cameron
     Timberlin Parc
     II.............       1995
                       --------
    TOTAL
     DEVELOPMENTS IN
     PLANNING.......
                       --------
   LAND HELD FOR
    FUTURE
    DEVELOPMENT:
   Birmingham,
    Alabama:
    Cameron at the
     Summit II......       1996
                       --------
    TOTAL LAND HELD
     FOR FUTURE
     DEVELOPMENT....
                       --------
    TOTAL...........
                       ========

------
(a) For federal income tax purposes, ATLANTIC's aggregate cost of real estate at December 31, 1996 was $1,133,431,000.
(b) Pledged as additional collateral under credit enhancement agreement with the Federal National Mortgage Association.
(c) Phase I (108 units) was constructed in 1981 and Phase II (240 units) was constructed in 1983.
(d) Phase I (332 units) was constructed in 1983 and Phase II (312 units) was constructed in 1985.
(e) A provision for possible loss of $2,500,000 was recognized in December 1996 to more properly reflect the fair value of this community.
(f) The land associated with this community is leased by ATLANTIC through the year 2058 under an agreement with the Metropolitan Nashville Airport Authority.
(g) The FNMA credit enhancement agreement requires payments to be made to a principal reserve fund.
(h) This community is leasing completed units.
(i) 19.24 acres purchased in 1995; 9.86 acres purchased in 1996.

                     SECURITY CAPITAL ATLANTIC INCORPORATED

                              NOTE TO SCHEDULE III

                            AS OF DECEMBER 31, 1996

  The following is a reconciliation of the carrying amount and related accumulated depreciation of ATLANTIC's investment in real estate, at cost (in thousands):

                                                  YEAR ENDED DECEMBER 31,
                                                ------------------------------
                   CARRYING AMOUNT                 1996       1995      1994
                   ---------------              ----------  --------  --------
      Beginning balances....................... $  888,928  $631,260  $ 31,005
      Acquisitions and renovation
       expenditures............................    179,752   187,267   571,288
      Development expenditures, including land
       acquisitions............................    179,783   101,335    28,967
      Recurring capital expenditures...........      2,783       --        --
      Provision for possible loss..............     (2,500)      --        --
      Dispositions.............................    (59,988)  (30,934)      --
      Sale of Homestead Assets.................    (31,523)      --        --
                                                ----------  --------  --------
      Ending balances.......................... $1,157,235  $888,928  $631,260
                                                ==========  ========  ========
                                                  YEAR ENDED DECEMBER 31,
                                                ------------------------------
              ACCUMULATED DEPRECIATION             1996       1995      1994
              ------------------------          ----------  --------  --------
      Beginning balances....................... $   23,561  $  8,798  $     28
      Depreciation for the period..............     20,824    15,925     8,770
      Accumulated depreciation of real estate
       disposed of.............................     (3,219)   (1,162)      --
                                                ----------  --------  --------
      Ending balances.......................... $   41,166  $ 23,561  $  8,798
                                                ==========  ========  ========

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, THAT EACH OF SECURITY CAPITAL ATLANTIC INCORPORATED, A MARYLAND CORPORATION, AND THE UNDERSIGNED DIRECTORS AND OFFICERS OF SECURITY CAPITAL ATLANTIC INCORPORATED, HEREBY CONSTITUTES AND APPOINTS CONSTANCE B. MOORE, WILLIAM KELL, JEFFREY A. KLOPF, ARIEL AMIR, EDWARD
J. SCHNEIDMAN AND MICHAEL T. BLAIR ITS, HER OR HIS TRUE AND LAWFUL ATTORNEYS-IN-FACT AND AGENTS, FOR IT, HER OR HIM AND IN ITS, HER OR HIS NAME, PLACE AND STEAD, IN ANY AND ALL CAPACITIES, WITH FULL POWER TO ACT ALONE, TO SIGN ANY AND ALL AMENDMENTS TO THIS REPORT, AND TO FILE EACH SUCH AMENDMENT TO THIS REPORT, WITH ALL EXHIBITS THERETO, AND ANY AND ALL DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, HEREBY GRANTING UNTO SAID ATTORNEYS-IN-FACT AND AGENTS, AND EACH OF THEM, FULL POWER AND AUTHORITY TO DO AND PERFORM ANY AND ALL ACTS AND THINGS REQUISITE AND NECESSARY TO BE DONE IN AND ABOUT THE PREMISES, AS FULLY AND TO ALL INTENTS AND PURPOSES AS IT, SHE OR HE MIGHT OR COULD DO IN PERSON, HEREBY RATIFYING AND CONFIRMING ALL THAT SAID ATTORNEYS-IN-FACT AND AGENTS, OR ANY OF THEM MAY LAWFULLY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Security Capital Atlantic
                                           Incorporated

                                                  /s/ Constance B. Moore
                                          By: _________________________________
                                                    Constance B. Moore
                                              Co-Chairman and Chief Operating
                                                          Officer

Date: February 25, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

              SIGNATURE                        TITLE                 DATE

         /s/ James C. Potts            Co-Chairman, Chief        February 25,
-------------------------------------   Investment Officer           1997
           James C. Potts               and Director

       /s/ Constance B. Moore          Co-Chairman, Chief        February 25,
-------------------------------------   Operating Officer            1997
         Constance B. Moore             and Director

          /s/ William Kell             Vice President and        February 25,
-------------------------------------   Controller                   1997
            William Kell                (Principal
                                        Financial and
                                        Accounting Officer)

        /s/ M. A. Garcia III           Director                  February 25,
-------------------------------------                                1997
          M. A. Garcia III

          /s/ Ned S. Holmes            Director                  February 25,
-------------------------------------                                1997
            Ned S. Holmes

         /s/ John M. Richman           Director                  February 25,
-------------------------------------                                1997
           John M. Richman

                               INDEX TO EXHIBITS

  Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to rule 12b-32, are incorporated herein by reference.

 NUMBER                                 DESCRIPTION
 ------                                 -----------
 2.1       Merger and Distribution Agreement, dated as of May 21, 1996, among
           Security Capital Pacific Trust ("PTR"), ATLANTIC, Security Capital
           Group Incorporated ("Security Capital Group") and Homestead Village
           Properties Incorporated ("Homestead") (incorporated by reference to
           Exhibit 2 to Homestead's Form S-4 Registration Statement (File No.
           333-4455; the "Homestead S-4"))
 2.2       Form of Articles of Merger (incorporated by reference to Exhibit 2.1 to the Homestead S-4)
 4.1       Second Amended and Restated Articles of Incorporation of ATLANTIC
           (incorporated by reference to Exhibit 4.1 to ATLANTIC's Form S-11
           Registration Statement (File No. 333-07071; the "ATLANTIC S-11"))
 4.2       Articles of Amendment to Second Amended and Restated Articles of
           Incorporation of ATLANTIC (incorporated by reference to Exhibit 4.2 to the ATLANTIC S-11)
 4.3       Articles of Amendment to Second Amended and Restated Articles of
           Incorporation of ATLANTIC (incorporated by reference to Exhibit 4.3 to the ATLANTIC S-11)
 4.4       Articles Supplementary to Second Amended and Restated Articles of
           Incorporation
 4.5       Second Amended and Restated Bylaws of ATLANTIC (incorporated by reference to Exhibit 4.4 to the ATLANTIC S-11)
 4.6       Rights Agreement, dated as of March 12, 1996, between ATLANTIC and
           The First National Bank of Boston, as Rights Agent, including form of Rights Certificate (incorporated by reference to Exhibit 4.5 to the ATLANTIC S-11)
 4.7       Form of stock certificate for shares of common stock of ATLANTIC
           (incorporated by reference to Exhibit 4.6 to the ATLANTIC S-11)
 10.1      Transfer and Registration Rights Agreement, dated as of December 15,
           1995, among ATLANTIC and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the ATLANTIC
           S-11)
 10.2      Supplemental Registration Rights Agreement, dated as of December 15,
           1995, among ATLANTIC and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the ATLANTIC
           S-11)
 10.3      Second Amended and Restated REIT Management Agreement, dated as of
           June 30, 1996, between ATLANTIC and the REIT Manager (incorporated by reference to Exhibit 10.3 to the ATLANTIC S-11)
 10.4      Investor Agreement, dated as of October 28, 1993, between ATLANTIC and Security Capital Group (incorporated by reference to Exhibit
           10.4 to the ATLANTIC S-11)
 10.5      Revolving Credit Agreement, dated as of December 18, 1996, between
           ATLANTIC and Morgan Guaranty Trust Company of New York, as agent bank, including form of Revolving Credit Note
 10.6      Form of Indemnification Agreement entered into between ATLANTIC and each of its Directors (incorporated by reference to Exhibit 10.6 to the ATLANTIC S-11)
 10.7      Security Capital Atlantic Incorporated Share Option Plan for Outside
           Directors (incorporated by reference to Exhibit 10.7 to the ATLANTIC
           S-11)

 NUMBER                                 DESCRIPTION
 ------                                 -----------
 10.8      First Amendment to Security Capital Atlantic Incorporated Share
           Option Plan for Outside Directors (incorporated by reference to
           Exhibit 10.8 to the ATLANTIC S-11)
 10.9      Consolidated Amended and Restated Promissory Note by Atlantic
           Homestead Village Incorporated in favor of ATLANTIC (incorporated by reference to Exhibit 4.6 to the Homestead S-4)
 10.10     Amended and Restated Promissory Note by Atlantic Homestead Village
           Limited Partnership in favor of ATLANTIC (incorporated by reference to Exhibit 4.7 to the Homestead S-4)
 10.11     Protection of Business Agreement among ATLANTIC, PTR, Security
           Capital Group and Homestead
 10.12     Investor and Registration Rights Agreement between Homestead and
           ATLANTIC
 10.13     Funding Commitment Agreement between Homestead and ATLANTIC
 10.14     Form of Property Management Agreement for ATLANTIC's communities
           (incorporated by reference to Exhibit 10.13 to the ATLANTIC S-11)
 21        Subsidiaries of ATLANTIC
 24        Power of Attorney pursuant to which amendments to this report may be filed (included at page 74)
 27        Financial Data Schedule