Form 10-Q
period 1997-03-31
SECURITY CAPITAL ATLANTIC INC
filed 1997-05-13
CIK 924664

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.
                                   Yes X No

  The number of shares outstanding of the Registrant's common stock as of May 9, 1997 was: 41,891,580

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           SECURITY CAPITAL ATLANTIC
                                  Incorporated

                                     INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
 PART I.  Condensed Financial Information
  Item 1. Financial Statements
          Condensed Balance Sheets--March 31, 1997 (unaudited) and
          December 31, 1996............................................      3
          Condensed Statements of Earnings--Three-month periods ended
          March 31, 1997 and 1996 (unaudited)..........................      4
          Condensed Statements of Cash Flows--Three-month periods ended
          March 31, 1997 and 1996 (unaudited)..........................      5
          Notes to Condensed Financial Statements......................      6
          Independent Accountant's Review Report.......................     13
  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................     14
 PART II. Other Information
  Item 4. Submission of Matters to Vote of Securities Holders..........     23
  Item 6. Exhibits and Reports on Form 8-K.............................     23

                           SECURITY CAPITAL ATLANTIC
                                  Incorporated

                            CONDENSED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        MARCH 31,   DECEMBER 31,
                                                          1997          1996
                                                       -----------  ------------
                                                       (UNAUDITED)
                        ASSETS
                        ------
Real estate........................................... $1,208,229    $1,157,235
Less accumulated depreciation.........................     47,297        41,166
                                                       ----------    ----------
                                                        1,160,932     1,116,069
Homestead Convertible Mortgages.......................     25,891           --
                                                       ----------    ----------
    Net investments...................................  1,186,823     1,116,069
Cash and cash equivalents--unrestricted...............      3,953         4,339
Cash and cash equivalents--restricted tax-deferred
 exchange proceeds....................................        --          1,672
Other assets..........................................     13,455        12,985
                                                       ----------    ----------
    Total assets...................................... $1,204,231    $1,135,065
                                                       ==========    ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Line of credit...................................... $  295,250    $  228,000
  Mortgages payable...................................    155,418       155,790
  Distributions payable...............................        --         14,778
  Accounts payable....................................     18,189        20,076
  Accrued expenses and other liabilities..............     20,654        17,779
                                                       ----------    ----------
    Total liabilities.................................    489,511       436,423
                                                       ----------    ----------
Shareholders' equity:
  Common shares (250,000,000 authorized, 37,891,580
   issued and outstanding at March 31, 1997 and
   December 31, 1996).................................        379           379
  Additional paid-in capital..........................    747,640       747,640
  Unrealized gains on Homestead Convertible Mortgages.      5,900           --
  Distributions in excess of net earnings.............    (39,199)      (49,377)
                                                       ----------    ----------
    Total shareholders' equity........................    714,720       698,642
                                                       ----------    ----------
    Total liabilities and shareholders' equity ....... $1,204,231    $1,135,065
                                                       ==========    ==========


         See accompanying notes to the condensed financial statements.

                           SECURITY CAPITAL ATLANTIC
                                  Incorporated

                        CONDENSED STATEMENTS OF EARNINGS

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  THREE-MONTH
                                                                    PERIODS
                                                                ENDED MARCH 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
Revenues:
  Rental income................................................ $39,715 $30,809
  Homestead Convertible Mortgages interest income..............     185     --
  Other interest income........................................      57      72
                                                                ------- -------
                                                                 39,957  30,881
                                                                ------- -------
Expenses:
  Rental expenses..............................................   9,974   8,495
  Real estate taxes............................................   3,849   3,104
  Property management fees:
    Paid to affiliate..........................................   1,280     920
    Paid to third parties......................................     232     217
  Depreciation.................................................   6,132   4,804
  Interest.....................................................   4,761   4,342
  REIT management fee paid to affiliate........................   3,029   2,123
  General and administrative...................................     265     187
  Provision for possible loss on investments...................     200     --
  Other........................................................      57      39
                                                                ------- -------
                                                                 29,779  24,231
                                                                ------- -------
Net earnings................................................... $10,178 $ 6,650
                                                                ======= =======
Weighted-average shares outstanding............................  37,892  27,777
                                                                ======= =======
Net earnings per share......................................... $  0.27 $  0.24
                                                                ======= =======
Distributions paid per share................................... $  0.39 $  0.42
                                                                ======= =======



         See accompanying notes to the condensed financial statements.

                           SECURITY CAPITAL ATLANTIC
                                  Incorporated

                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                          THREE-MONTH PERIODS
                                                            ENDED MARCH 31,
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
Operating activities:
  Net earnings........................................... $  10,178  $   6,650
  Adjustments to reconcile net earnings to net cash flow
   provided by operating activities:
    Depreciation and amortization........................     6,205      5,236
    Provision for possible loss on investments...........       200        --
    Decrease in accounts payable.........................    (2,056)      (444)
    Increase in accrued expenses and other liabilities...     2,884      2,076
    Increase in other assets.............................      (498)    (1,188)
                                                          ---------  ---------
      Net cash flow provided by operating activities.....    16,913     12,330
                                                          ---------  ---------
Investing activities:
  Real estate investments................................   (51,026)   (41,520)
  Tax-deferred exchange proceeds held in escrow..........     1,672        --
  Fundings on Homestead Convertible Mortgages............   (20,000)       --
                                                          ---------  ---------
      Net cash flow used by investing activities.........   (69,354)   (41,520)
                                                          ---------  ---------
Financing activities:
  Proceeds from sale of shares...........................       --         430
  Proceeds from line of credit...........................    75,000     42,000
  Payments on line of credit.............................    (7,750)    (6,000)
  Proceeds from mortgage debt............................       --       5,000
  Distributions paid.....................................   (14,778)   (11,667)
  Debt issuance costs incurred...........................       (45)      (281)
  Regularly scheduled mortgage principal payments........      (372)      (233)
                                                          ---------  ---------
      Net cash flow provided by financing activities.....    52,055     29,249
                                                          ---------  ---------
Net increase (decrease) in cash and cash equivalents.....      (386)        59
Cash and cash equivalents, beginning of period...........     4,339      6,494
                                                          ---------  ---------
Cash and cash equivalents, end of period................. $   3,953  $   6,553
                                                          =========  =========
Non-cash investing activities:
  Unrealized gains on Homestead convertible mortgages.... $   5,900  $     --


         See accompanying notes to the condensed financial statements.

                           SECURITY CAPITAL ATLANTIC
                                 Incorporated

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                MARCH 31, 1997
                                  (UNAUDITED)

NOTE 1 GENERAL

  The financial statements of Security Capital Atlantic Incorporated ("ATLANTIC") as of March 31, 1997 and for the three-month periods ended March 31, 1997 and 1996 are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While management of ATLANTIC believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in ATLANTIC's 1996 Annual Report on Form 10-K.

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of ATLANTIC's financial statements for the interim periods presented. The results of operations for the three-month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year.

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

NOTE 2 REAL ESTATE

 Real Estate

  ATLANTIC's real estate, which consists entirely of multifamily communities, at cost, was as follows (dollar amounts in thousands):

                                     MARCH 31, 1997      DECEMBER 31, 1996
                                    -----------------    --------------------
                                    INVESTMENT UNITS     INVESTMENT    UNITS
                                    ---------- ------    ----------    ------
Operating communities:
  Acquired........................  $  880,634 17,727    $  878,029    17,727
  Developed.......................      75,711  1,514        74,741     1,514
                                    ---------- ------    ----------    ------
                                       956,345 19,241       952,770    19,241
Communities under construction(1).     238,176  5,395       194,587     4,727
Communities in planning(1):
  Owned...........................      11,625  1,172(2)      7,795       868(2)
  Under control(3)................         --   2,332(2)        --      2,228(2)
                                    ---------- ------    ----------    ------
                                        11,625  3,504         7,795     3,096
Land held for future development..       2,083    --          2,083       --
                                    ---------- ------    ----------    ------
    Total.........................  $1,208,229 28,140(4) $1,157,235(4) 27,064
                                    ========== ======    ==========    ======

--------
(1) At March 31, 1997, ATLANTIC had unfunded commitments for communities under construction of $97.4 million, for a total completed construction cost of $335.6 million. Costs for communities in planning shown above are primarily for land acquisitions.
(2)Unit information is based on management's estimates and is unaudited and unreviewed.
(3) ATLANTIC's investment at March 31, 1997 and December 31, 1996 in land in planning and under control for future development was $1.2 million and $1.4 million, respectively, and is reflected in the "Other assets" caption of ATLANTIC's balance sheets.
(4) Of ATLANTIC's real estate, at cost, communities located in Atlanta, Georgia aggregated 30.1% and 30.7% at March 31, 1997 and December 31, 1996, respectively.

                           SECURITY CAPITAL ATLANTIC
                                 Incorporated

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)


  The change in real estate, at cost, for the three-month period ended March 31, 1997 consisted of the following (in thousands):

      Balance at January 1, 1997.................................... $1,157,235
      Acquisition and renovation expenditures.......................      2,397
      Development expenditures, including land acquisitions.........     48,279
      Recurring capital expenditures................................        518
      Provision for possible loss on investments....................       (200)
                                                                     ----------
      Balance at March 31, 1997..................................... $1,208,229
                                                                     ==========

 Gains and Losses from Dispositions or Impairments of Real Estate

  ATLANTIC's real estate investments have been made with a view to effective long-term operation and ownership. Based upon ATLANTIC's market research and in an effort to optimize its portfolio composition, ATLANTIC may from time to time seek to dispose of assets that no longer meet ATLANTIC's investment criteria and redeploy the proceeds therefrom, primarily through tax-deferred exchanges, into assets with better prospects for growth. ATLANTIC did not dispose of any communities in the three-month period ended March 31, 1997. As discussed below, one community was disposed of subsequent to March 31, 1997.

  Long-lived investments held and used are periodically evaluated for impairment and provisions for possible losses are made if required. At March 31, 1997, such investments are carried at cost, which is not in excess of fair market value. ATLANTIC recognized a provision for possible loss of $200,000 during the three-month period ended March 31, 1997 and $2,500,000 during 1996 associated with a community that was being held for sale. ATLANTIC disposed of this community in April 1997. The sales price approximated ATLANTIC's carrying value at March 31, 1997. This community accounted for $224,000 and $236,000 of net operating income for the three-month periods ended March 31, 1997 and 1996, respectively.

NOTE 3 HOMESTEAD CONVERTIBLE MORTGAGES

 General

  To provide funds for the completion of construction of the Homestead Village assets sold by ATLANTIC in October 1996, ATLANTIC entered into a funding commitment agreement ("Funding Agreement") which provides for aggregate fundings of $111.1 million in exchange for convertible mortgages ("Homestead Convertible Mortgages"). During the three-month period ended March 31, 1997 ATLANTIC funded $20.0 million.

  The Homestead Convertible Mortgages (i) bear interest at 9% per annum which is due in interest only payments on a semi-annual basis, (ii) are due October 2006, (iii) are not callable until 2001, and (iv) beginning March 31, 1997, are convertible at ATLANTIC's option into one share of common stock of Homestead Village Incorporated ("Homestead") for every $11.50 of principal outstanding (approximately 8,522,000 shares upon full funding). The individual Homestead Village development projects serve as collateral individually and in the aggregate under cross-collateral provisions. The Homestead Convertible Mortgages represent approximately 70% of the estimated value of the projects upon completion.

 Carrying Value

  ATLANTIC will receive $98.0 million of Homestead Convertible Mortgages assuming full funding under the Funding Agreement of $111.1 million, resulting in the recognition of an original issue premium which will be amortized over the term of the Homestead Convertible Mortgages. The value attributed to the conversion

                           SECURITY CAPITAL ATLANTIC
                                 Incorporated

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

feature of the Homestead Convertible Mortgages issued ($6,900,000 assuming full funding) has been recognized along with an offsetting discount in the Homestead Convertible Mortgages balance. This discount will be amortized over the term of the Homestead Convertible Mortgages. The carrying value of the Homestead Convertible Mortgages has been further adjusted to fair value. The fair value adjustment of $5,900,000 is recognized as an unrealized gain in shareholders' equity. The amount of the adjustment is based upon the conversion value of the Homestead Convertible Mortgages and is calculated using the trading price of Homestead common stock at March 31, 1997 of $16.875.

  At March 31, 1997 the carrying value of the Homestead Convertible Mortgages consisted of the following components (in thousands):

      Face amount...................................................... $17,644
      Original issue premium...........................................   2,356
                                                                        -------
      Amount funded....................................................  20,000
      Amortization of original issue premium...........................     (20)
      Initial value of conversion feature..............................   1,243
      Unamortized discount on conversion feature.......................  (1,232)
      Fair value adjustment............................................   5,900
                                                                        -------
        Carrying value................................................. $25,891
                                                                        =======

 Deferred Revenue

  ATLANTIC received a commitment fee in the form of warrants to purchase shares of Homestead common stock in return for entering into the Funding Agreement. The warrants, which were distributed to ATLANTIC's shareholders, were valued at $6,500,000. The commitment fee has been recognized as deferred revenue in the liability section of ATLANTIC's balance sheet and is being amortized over the term of the Homestead Convertible Mortgages.

 Income Recognized

  The aggregate income recognized on the Homestead Convertible Mortgages consists of (i) the interest income recognized at 9.0% per annum, (ii) the amortization of the original issue premium which reduces income, (iii) the amortization of the discount on the conversion feature which increases income, and, (iv) the amortization of the deferred commitment fee which increases income. ATLANTIC uses the effective interest method to calculate the amortization of all items associated with the Homestead Convertible Mortgages. The effective interest rate on the funded amount is approximately 8.46% per annum.

NOTE 4 LINE OF CREDIT AND MORTGAGES PAYABLE

 Variable Interest Rate Swap Agreements

  ATLANTIC has effectively eliminated its variable interest rate debt exposure on all of its variable interest rate mortgages and $100 million of borrowings on its line of credit by entering into swap agreements. Under the swap agreements ATLANTIC pays a fixed rate of interest to a swap counterparty pursuant to one agreement and receives a variable rate of interest from a swap counterparty pursuant to another agreement. The amounts received from the variable rate agreement are structured such that these amounts will closely approximate the amount of variable interest due on the underlying line of credit or mortgage note borrowings. The difference

                           SECURITY CAPITAL ATLANTIC
                                  Incorporated

              NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

between the variable amount received and the fixed amount paid represents either the cost or the benefit of the interest rate swap agreement and is recorded as an increase or decrease to the variable interest paid on the underlying debt instrument.

 Line of Credit

  On December 18, 1996, ATLANTIC entered into a $350 million unsecured revolving line of credit agreement with Morgan Guaranty Trust Company of New York, as agent for a group of lenders ("MGT"). Borrowings on the unsecured line of credit bear interest at prime, or at ATLANTIC's option, LIBOR plus a margin ranging from 1.0% to 1.375% (currently 1.375%) depending on ATLANTIC's credit rating. ATLANTIC's objective is to achieve an investment-grade debt rating in 1997. ATLANTIC currently pays a commitment fee on the average unfunded line of credit balance of 0.1875%. If ATLANTIC achieves an investment-grade debt rating, the commitment fee on the average unfunded line of credit balance will range from 0.125% to 0.25% per annum, depending on the amount of undrawn commitments. The line of credit matures December 1998 and may be extended for one year with the approval of MGT and the other participating lenders.

  All debt incurrences under the unsecured line of credit are subject to certain covenants. Specifically, distributions for the preceding four quarters, excluding the non-cash distribution related to the transaction with Homestead in October 1996, may not exceed 95% of ATLANTIC's funds from operations (as defined in the credit agreement) for the preceding four quarters. ATLANTIC is in compliance with all such covenants.

  ATLANTIC has a swap agreement with MGT covering $100 million of borrowings under the line of credit, effectively eliminating a portion of its variable interest rate exposure associated with the line of credit. Under this one-year agreement which became effective on February 5, 1997, ATLANTIC pays a fixed rate of interest of 7.325% on the $100 million of borrowings. The interest rate ATLANTIC will pay will be reduced if ATLANTIC achieves an investment-grade debt rating and will range from 6.95% to 7.2% depending on the rating achieved. ATLANTIC had a similar swap agreement in place from February 5, 1996 through February 4, 1997. Under that agreement, ATLANTIC paid a fixed rate of interest on the $100 million of borrowings of 7.46% through December 17, 1996 and 7.335% thereafter. ATLANTIC paid $77,000 and $110,000 more in interest than it received under the swap agreement during the three-month periods ended March 31, 1997 and 1996, respectively. ATLANTIC is exposed to credit loss in the event of non-performance by the swap counterparty; however, ATLANTIC believes the risk of loss is minimal.

                           SECURITY CAPITAL ATLANTIC
                                  Incorporated

              NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)


 Mortgages Payable

  Mortgages payable consisted of the following at March 31, 1997 (dollar amounts in thousands):

                                INTEREST MATURITY        PERIODIC     PRINCIPAL
COMMUNITY                         RATE     DATE       PAYMENT TERMS    BALANCE
---------                       -------- --------    ---------------- ---------
Conventional fixed rate:
  Cameron Ridge...............   7.000%  09/10/98(1) fully amortizing $  5,839
  Country Place Village I.....   7.750%  11/01/00          (2)           1,995
  Country Oaks................   7.655%  07/01/02          (3)           5,918
  Cameron at Hickory Grove....   8.000%  07/10/03          (4)           5,967
  Cameron Villas I............   8.750%  04/01/24    fully amortizing    6,327
  Cameron on the Cahaba II....   7.125%  03/01/29    fully amortizing    8,005
                                                                      --------
                                                                        34,051
                                                                      --------
Tax-exempt fixed rate or
 variable rate subject to swap
 agreements(5):
  Cameron Station.............   6.000%  06/01/07     interest only     14,500
  Azalea Park.................    (6)    06/01/25     interest only     15,500
  Cameron Brook...............    (6)    06/01/25     interest only     19,500
  Cameron Cove................    (6)    06/01/25     interest only      8,500
  Clairmont Crest.............    (6)    06/01/25     interest only     11,600
  Forestwood..................    (6)    06/01/25     interest only     11,485
  Foxbridge on the Bay........    (6)    06/01/25     interest only     10,400
  The Greens..................    (6)    06/01/25     interest only     10,400
  Parrot's Landing I..........    (6)    06/01/25     interest only     15,835
  WintersCreek................    (6)    06/01/25     interest only      5,000
  Less amounts held in
   principal reserve fund(7)..                                          (1,353)
                                                                      --------
                                                                       121,367
                                                                      --------
                                                                      $155,418
                                                                      --------
    Total annual weighted-
     average interest rate....                                            6.97%
                                                                      ========

--------
(1) This loan is callable at the option of the mortgage lender on September 10, 1998 and at subsequent five-year intervals through September 10, 2013.
(2) Interest and principal payments due monthly; balloon payment of $1,849,000 due at maturity.
(3) Interest and financial payments due monthly; balloon payment of $5,539,000 due at maturity.
(4) Interest and principal payments due monthly; balloon payment of $5,556,000 due at maturity.
(5) These communities, in addition to others, are held by Security Capital Atlantic Multifamily Incorporated, a wholly owned subsidiary of ATLANTIC. Security Capital Atlantic Multifamily Incorporated is a legal entity that is separate and distinct from ATLANTIC with separate assets, liabilities and business operations.
(6) Interest rate is fixed through swap agreements executed in conjunction with the credit enhancement agreement with the Federal National Mortgage Association ("FNMA") discussed below. Through these swap agreements, ATLANTIC has effectively eliminated its variable interest rate exposure associated with its tax-exempt bond issues.
(7) ATLANTIC has a 30-year credit enhancement agreement with FNMA related to the tax-exempt bond issues. This credit enhancement agreement requires ATLANTIC to make monthly payments on each mortgage into a principle reserve account based on a 30-year amortization.

                           SECURITY CAPITAL ATLANTIC
                                  Incorporated

              NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)


  ATLANTIC's swap agreements related to its tax-exempt variable rate mortgages are summarized as follows:

  AMOUNT OF                                    FIXED
  MORTGAGES               TERM            INTEREST RATE(1)                  ISSUER
  ---------               ----            ----------------                  ------
$23.1 million    June 1995 to June 2002        6.48%       General Re Financial Products Corporation
 64.6 million    June 1995 to June 2005        6.74%       Morgan Guaranty Trust Company of New York
  5.0 million   March 1996 to March 2006       6.21%       Morgan Guaranty Trust Company of New York
 15.5 million  August 1996 to August 2006      6.50%       Morgan Stanley Derivative Products Inc.
                                               -----
     Weighted-average interest rate            6.63%
                                               =====

--------
(1) Includes the fixed interest rate provided by the swap agreements, annual fees associated with the swap agreements and credit enhancement agreement and amortization of capitalized costs associated with the credit enhancement agreement.

  ATLANTIC paid $493,000 and $428,000 more in interest during the three-month periods ended March 31, 1997 and 1996, respectively than it received under the swap agreements. The swap agreements cover the principal amount of the bonds, net of amounts deposited in the principal reserve fund. ATLANTIC pays interest on that portion of bonds not covered by the swap agreements (an amount equal to the amount of the principal reserve fund) at the variable rates as provided by the mortgage agreements. ATLANTIC is exposed to credit loss in the event of non-performance by the swap counterparties, however, ATLANTIC believes the risk of loss is minimal.

  Real estate with an aggregate undepreciated cost at March 31, 1997 of $51,019,000 and $207,462,000 serves as collateral for the conventional mortgages payable and the tax-exempt mortgages payable, respectively.

  The change in mortgages payable for the three-month period ended March 31, 1997 is as follows (in thousands):

      Balance at January 1, 1997...................................... $155,790
      Regularly scheduled principal payments..........................     (372)
                                                                       --------
      Balance at March 31, 1997....................................... $155,418
                                                                       ========

  ATLANTIC is in compliance with all debt covenants required by the mortgage agreements.

 Interest Expense

  Interest paid in cash on all outstanding debt for the three-month period ended March 31, 1997 was $7,516,000, including $2,553,000 of interest capitalized during construction. Interest paid in cash on all outstanding debt for the three-month period ended March 31, 1996 was $5,948,000, including $2,036,000 of interest capitalized during construction.

  Amortization of loan costs included in interest expense for the three-month periods ended March 31, 1997 and 1996 was $72,000 and $432,000, respectively.

NOTE 5 SHAREHOLDERS' EQUITY

 Capital Offerings

  On April 10, 1997 ATLANTIC completed an underwritten public offering of 4,000,000 common shares, par value $.01, ("Shares") at a price of $21.50 per Share. The proceeds from the sale of these Shares, net of

                           SECURITY CAPITAL ATLANTIC
                                 Incorporated

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONCLUDED)

underwriters' commissions and other expenses, were approximately $80.5 million. The proceeds were used to repay borrowings under ATLANTIC's $350 million line of credit which had an outstanding balance of $228,250,000 on May 9, 1997.

 Distributions

  ATLANTIC paid a quarterly distribution of $0.39 per Share on February 19, 1997. On April 22, 1997 the Board declared a distribution of $0.39 per Share for the second quarter of 1997. The distribution is payable on May 27, 1997 to shareholders of record on May 12, 1997.

 Earnings Per Share

  In the fourth quarter of 1997, ATLANTIC will adopt Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which changes the method used to compute earnings per share. The impact of SFAS No. 128 on the calculation of ATLANTIC's earnings per share is not expected to be material.

NOTE 6 REIT MANAGER AND PROPERTY MANAGER ACQUISITION PROPOSAL

  ATLANTIC has a REIT management agreement with Security Capital (Atlantic) Incorporated (the "REIT Manager"), to provide REIT management services to ATLANTIC. The REIT Manager is a wholly-owned subsidiary of Security Capital Group Incorporated ("Security Capital Group"), which owned 56.9% of ATLANTIC's Shares at March 31, 1997 (51.4% after the completion of ATLANTIC's public offering in April 1997). The REIT management agreement is renewable annually, subject to a determination by ATLANTIC's independent directors that the REIT Manager's performance has been satisfactory and that the compensation payable to the REIT Manager is fair.

  SCG Realty Services Atlantic Incorporated ("SCG Realty Services") currently manages approximately 88% of ATLANTIC's multifamily properties. Security Capital Group owns 100% of SCG Realty Services' voting shares. Rates for services performed by SCG Realty Services are reviewed annually by a third party and are subject to approval by ATLANTIC's independent Directors and are at rates prevailing in the markets in which ATLANTIC operates.

  On May 1, 1997, Security Capital Group filed a Form S-4 Registration Statement with the Securities and Exchange Commission containing ATLANTIC's preliminary proxy statement and Security Capital Group's preliminary prospectus relating to warrants to purchase Class B common stock of Security Capital Group relating to a proposed merger transaction whereby ATLANTIC would acquire the operations and businesses of its REIT Manager and SCG Realty Services in exchange for Shares valued at approximately $54.6 million. The number of Shares issuable to Security Capital Group will depend on the average market price of the Shares over the five-day period prior to the record date, subject to such average not being more than $25.8633 or less than $20.6367. As a result of the transaction, ATLANTIC would become an internally managed REIT and Security Capital Group would remain ATLANTIC's largest shareholder. ATLANTIC's Board recently approved the proposed merger transaction based on the recommendation of a special committee comprised of independent directors. The proposed merger transaction requires the approval of a majority of the outstanding Shares. ATLANTIC's proxy statement, after review and clearance by the Securities and Exchange Commission, will be mailed to ATLANTIC's shareholders prior to the shareholder vote.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Security Capital Atlantic Incorporated

  We have reviewed the accompanying condensed balance sheet of Security Capital Atlantic Incorporated as of March 31, 1997 and the related condensed statements of earnings and statements of cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

  We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial statements consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year, with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with generally accepted accounting principles.

  We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Security Capital Atlantic Incorporated as of December 31, 1996 and the related statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 3, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                          Ernst & Young LLP

Dallas, Texas
April 24, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with ATLANTIC's financial statements and the notes thereto included in Item 1 of this report.

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

OVERVIEW

  Since its inception on October 26, 1993 and through March 31, 1997, ATLANTIC has amassed a portfolio of 25,808 multifamily units with a total expected investment cost of $1.38 billion located in the southeastern United States. Additionally, at March 31, 1997, ATLANTIC had land in planning and under control for the development of 2,332 units with a total budgeted development cost of $137.5 million. ATLANTIC's investment in real estate has been financed through both debt and equity. From inception through March 31, 1997, ATLANTIC has raised approximately $806.2 million in net equity, primarily through private and public sales of Shares. Additionally, ATLANTIC had long-term mortgage debt at March 31, 1997 of approximately $155.4 million which is secured by certain of the communities acquired. ATLANTIC's $350 million unsecured line of credit provided the remaining investment capital.

  The following table summarizes ATLANTIC's multifamily investment activity for the three-month period ended March 31, 1997 (dollar amounts in thousands):

      Operating Communities at End of Period:
          Communities.................................................       70
          Units.......................................................   19,241
          Total investment(1)......................................... $968,081
          Cost per unit...............................................    $50.3
      Development Communities
        Starts During Period:
          Communities.................................................        2
          Units.......................................................      668
          Total investment(1)......................................... $ 42,910
          Cost per unit...............................................    $64.2
        Stabilizations During Period:
          Communities.................................................        1
          Units.......................................................      408
          Total investment(1)......................................... $ 20,799
          Cost per unit...............................................    $51.0
        Under Construction at End of Period:
          Communities.................................................       16
          Units.......................................................    5,395
          Total investment(1)......................................... $335,591
          Cost per unit...............................................    $62.2
          Investment to date.......................................... $238,176

--------
(1) For operating communities, represents cost, including budgeted renovations. For communities under construction, represents total budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period.

  There were no acquisitions or dispositions of operating communities during the three-month period ended March 31, 1997.

  ATLANTIC's target market cities and submarkets have benefited in recent periods from demographic trends (including population and job growth) which increase the demand for multifamily units. Consequently, rental rates for multifamily units have increased more than the inflation rate for the last two years. Management of expense levels also influence operating results. Over the past two years, rental expenses (other than real estate taxes) as a percentage of rental revenues for multifamily communities have generally remained flat due to a continual effort to reduce resident turnover.

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

  ATLANTIC's overall results of operations and financial condition for the three-month periods ended March 31, 1997 and 1996 have been significantly influenced by this investment activity. Detailed information about this investment activity during the three-month period ended March 31, 1997, which will significantly influence future operations, is provided below.

 Current Development Activity

  At March 31, 1997, ATLANTIC had 5,395 units under construction, representing a total expected investment cost of $335.6 million. These development communities are summarized below (dollar amounts in thousands):

                                                               TOTAL    AVERAGE
                                           NUMBER INVESTMENT  EXPECTED     %
                                             OF    COST TO   INVESTMENT LEASED
                                           UNITS     DATE       (1)       (2)
                                           ------ ---------- ---------- -------
Communities under construction and in
 lease-up(3).............................. 2,628   $162,964   $168,355   55.8%
Other communities under construction...... 2,767     75,212    167,236     N/A
                                           -----   --------   --------
  Total communities under construction.... 5,395   $238,176   $335,591
                                           =====   ========   ========

--------
(1) Represents total budgeted costs, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period.
(2) The percentage leased is based on total units upon completion.
(3) A development community is considered in "lease-up" once ATLANTIC begins leasing completed units.

  There are risks associated with ATLANTIC's development and construction activities which include: development and acquisition opportunities explored by ATLANTIC may be abandoned; construction costs of a community may exceed original estimates due to increased materials, labor or other expenses, which could make the completed community's yields less economical; occupancy rates and rents at a newly completed community are dependent on a number of factors, including market and general economic conditions, and may not be sufficient to make the community profitable; financing may not be available on favorable terms for the development of a community; and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs. Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary land-use, building, occupancy and other required governmental permits and authorizations, although ATLANTIC mitigates a portion of this risk by only investing in zoned land parcels with entitlements already in place. The occurrence of any of the events described above could adversely affect ATLANTIC's ability to achieve its projected yields on communities under development or redevelopment.

RESULTS OF OPERATIONS

 Three-month Periods Ended March 31, 1997 and 1996

  Net earnings for the three-month periods ended March 31, 1997 and 1996 were $10.2 million and $6.7 million, respectively. Net earnings increased $3.5 million in the three-month period ended March 31, 1997 over the three-month period ended March 31, 1996.

 Property Operations

  At March 31, 1997, ATLANTIC had 19,241 operating multifamily units as compared to 16,159 operating multifamily units at March 31, 1996. The increased number of communities in operation resulted in increases in rental income ($8.9 million in 1997 over 1996), rental expenses ($1.5 million in 1997 over 1996), real estate taxes ($0.7 million in 1997 over 1996), property management fees ($0.4 million in 1997 over 1996) and depreciation ($1.3 million in 1997 over 1996).

  During the period prior to a community being stabilized, the REIT Manager and the property managers begin implementing expense controls, reconfiguring the resident mix, supervising renovations and implementing a strategy to increase rental income. The full benefits of the changes are not reflected until the communities are stabilized. At March 31, 1997, 19.0% of ATLANTIC's operating multifamily communities, based on total expected investment cost, were classified as pre-stabilized as compared to 30.0% at March 31, 1996.

  Because ATLANTIC will be completing construction on its current development portfolio and acquiring additional operating communities in its target market, ATLANTIC anticipates increases in rental income and property-level expenses in subsequent periods.

 Communities Fully Operating Throughout Both Periods

  The following table presents the operating performance of ATLANTIC's 50 "same store" communities that were fully operational throughout the first quarter of 1996 and 1997. Operating expenses and net operating income have been adjusted for pre-stabilized versus stabilized accounting differences that result from capitalizing certain costs during the period after acquisition when a community is being repositioned and is classified as pre-stabilized and expensing those costs once repositioning is completed and the community is classified as stabilized. The same store communities consist of 13,503 units at a total expected investment cost of $679.1 million (70.2% of ATLANTIC's total operating portfolio) at March 31, 1997. A summary of the operating performance of the same store communities is as follows:

                                                                        1997
                                                                     COMPARED TO
                                                                       1996(1)
                                                                     -----------
      Collections growth............................................     2.42 %
      Operating expense decrease, as adjusted.......................    (2.43)%
      Net operating income growth, as adjusted......................     5.72 %

--------
(1) Compares the three-month period ended March 31, 1997 to the same period in 1996.

                                                                   THREE-MONTH
                                                                   PERIOD ENDED
                                                                  MARCH 31, 1997
                                                                  --------------
      Average physical occupancy.................................     94.36%
      Property operating expense ratio...........................     40.05%
      Actual average rental rate per unit........................     $ 711
      Recurring capital expenditures per unit....................     $  38

                                                                          TOTAL
                           AVERAGE   AVERAGE   COLLECTIONS              ATLANTIC
                          PHYSICAL  PHYSICAL     GROWTH     SAME STORE  PORTFOLIO
                          OCCUPANCY OCCUPANCY 1997 COMPARED COMMUNITIES   % BY
                            1997      1996     TO 1996(1)   % BY MARKET  MARKET
                          --------- --------- ------------- ----------- ---------
Mid-Atlantic:
Charlotte, North
 Carolina...............    92.69%    96.36%      (2.85)%       2.27%      5.72%
Greenville, South
 Carolina(2)............      --        --          --           --        0.85
Memphis, Tennessee......    91.84     93.40       (4.27)        2.58       3.28
Nashville, Tennessee....    94.42     94.70        0.31         5.09       4.48
Raleigh, North Carolina.    95.32     94.40        2.46         2.37       7.88
Richmond, Virginia......    95.12     97.28        2.53         4.39       5.86
Washington, D.C.........    95.51     92.84        4.90         6.83      10.13
                            -----     -----       -----       ------     ------
  Total Mid-Atlantic....    94.27%    94.69%       1.29 %      23.53%     38.20%
                            -----     -----       -----       ------     ------
South Atlantic:
Atlanta, Georgia........    93.20%    93.91%       2.87 %      40.78%     28.99%
Birmingham, Alabama.....    93.22     92.31       (1.28)        5.77       5.54
Ft. Lauderdale/West Palm
 Beach Florida..........    95.86     95.35        2.49         9.70      10.66
Jacksonville, Florida...    92.20     98.44       (3.96)        1.81       6.14
Orlando, Florida........    95.91     95.65        4.64         6.16       3.21
Tampa/Ft.
 Myers/Sarasota,
 Florida................    96.55     95.86        4.25        12.25       7.26
                            -----     -----       -----       ------     ------
  Total South Atlantic..    94.38%    94.62%       2.75 %      76.47%     61.80%
                            -----     -----       -----       ------     ------
  Totals................    94.36%    94.63%       2.42 %     100.00%    100.00%
                            =====     =====       =====       ======     ======

--------
(1) Compares the three-month period ended March 31, 1997 to the same period in 1996.
(2) ATLANTIC entered this market subsequent to January 1, 1996; therefore, there are no communities for the same store comparison.

 Development Dilution

  ATLANTIC's development activity is dilutive to net earnings and funds from operations in the short term, but is expected to add significantly to ATLANTIC's long-term performance as the developments reach stabilization later in 1997 and in subsequent years.

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

 Homestead Convertible Mortgages Interest Income

  ATLANTIC began funding the Homestead Convertible Mortgages in 1997. At March 31, 1997 ATLANTIC had funded $20.0 million of its total funding commitment to Homestead of $111.1 million. For the three-month period ended March 31, 1997 ATLANTIC recognized interest income related to these mortgages of $185,000. The interest income will increase as ATLANTIC funds the remaining Homestead Convertible Mortgages in 1997 and early 1998.

  The aggregate income recognized on the Homestead Convertible Mortgages consists of (i) the interest income recognized at 9% per annum, (ii) the amortization of the original issue premium which reduces income, (iii) the amortization of the discount on the conversion feature which increases income, and, (iv) the amortization of the deferred commitment fee which increases income. ATLANTIC uses the effective interest method to calculate the amortization of all items associated with the Homestead Convertible Mortgages. The effective interest rate on the funded amount is 8.46% per annum for purposes of calculating net earnings. The amortization of the discount on the conversion feature and the amortization of the deferred commitment fee are deducted from net earnings in calculating funds from operations. The effective interest rate on the funded amount is 7.09% per annum for purposes of calculating funds from operations.

 Interest Expense

  The following summarizes ATLANTIC's interest expense (in thousands):

                                                           THREE-MONTH PERIODS
                                                             ENDED MARCH 31,
                                                           --------------------
                                                             1997       1996
                                                           ---------  ---------
      Mortgages........................................... $   2,650  $   2,041
      Line of credit......................................     4,664      4,337
      Capitalized interest................................    (2,553)    (2,036)
                                                           ---------  ---------
        Total interest expense............................ $   4,761  $   4,342
                                                           =========  =========

  Mortgage interest expense increased $0.6 million in the three-month period ended March 31, 1997 as compared to the same period in 1996. This increase is the result of additional weighted average mortgage debt outstanding.

  Line of credit interest expense increased $0.3 million in the three-month period ended March 31, 1997 over the same period in 1996. This increase is primarily a function of an increase in the average outstanding balance ($260.9 million in 1997 as compared to $203.3 million in 1996), partially offset by a lower weighted-average daily interest rate (7.10% in 1997 as compared to 7.61% in 1996). The increase is further offset by a decrease in amortization of debt issuance costs and other loan-related costs as a result of the write-off of loan-related costs in the fourth quarter of 1996.

  The increase in interest expense is also offset by increases in capitalized interest of $0.5 million in the three-month period ended March 31, 1997 as compared to the same period in 1996. This increase in capitalized interest is the result of ATLANTIC's increased development activity.

 REIT Management Fee Paid to Affiliate

  The REIT management fee paid by ATLANTIC increased by $0.9 million in the three-month period ended March 31, 1997 as compared to the same period in 1996. Because the REIT management fee fluctuates with the level of ATLANTIC's cash flow calculated before the REIT management fee, this increase is expected based upon the larger increases in revenues than expenses experienced by ATLANTIC during the three-month period ended March 31, 1997. Interest income recognized on the Homestead Convertible Mortgages received by ATLANTIC pursuant to the funding commitment agreement entered into as part of the Homestead transaction is not included in the calculation of the REIT management fee paid by ATLANTIC, therefore, the REIT management fee calculated as a percentage of ATLANTIC's funds from operations will decline as the Homestead Convertible Mortgages are funded and the related interest income increases. See "Item 1. Financial Statements, Note 6--REIT Manager and Property Manager Acquisition Proposal" for information regarding a proposed merger transaction which would result in ATLANTIC becoming an internally managed REIT with Security Capital Group remaining as ATLANTIC's largest shareholder.

 Valuation of Long-Lived Investments

  ATLANTIC's real estate investments have been made with a view to effective long-term operation and ownership. Based upon ATLANTIC's market research and in an effort to optimize its portfolio composition, ATLANTIC may from time to time seek to dispose of assets that no longer meet ATLANTIC's investment criteria and redeploy the proceeds therefrom, primarily through tax-deferred exchanges, into assets with better prospects for growth. ATLANTIC did not dispose of any communities in the three-month period ended March 31, 1997. As discussed below, one community was disposed of subsequent to March 31, 1997.

  Long-lived investments held and used are periodically evaluated for impairment and provisions for possible losses are made if required. At March 31, 1997, such investments are carried at cost, which is not in excess of fair market value. ATLANTIC recognized provisions for possible loss of $0.2 million during the three-month period ended March 31, 1997 and $2.5 million during 1996 associated with a community that was being held for sale. ATLANTIC disposed of this community in April 1997. The sales price approximated ATLANTIC's carrying value at March 31, 1997. This community accounted for $224,000 and $236,000 of net operating income for the three-month periods ended March 31, 1997 and 1996, respectively.

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

  ATLANTIC expects to finance construction, development and acquisition of multifamily communities primarily with cash on hand, borrowings under its line of credit and cash from future securities offerings. After it has achieved a substantial equity base and an investment-grade debt rating, ATLANTIC intends to arrange fully amortizing, fixed rate, 15-year to 25-year unsecured debt to finance additional acquisitions and developments. ATLANTIC believes that its current conservative ratio of long-term debt to total long-term undepreciated book capitalization (which was 16.9% at March 31, 1997 and is 15.6% after giving effect to the equity offering that closed in April 1997) provides considerable flexibility to prudently increase its capital base by utilizing long-term debt as a financing tool in the future. Long-term undepreciated book capitalization is defined as the sum of long-term debt and shareholders' equity after adding back accumulated depreciation.

 Operating Activities

  Net cash flow provided by operating activities increased by $4.6 million for the three-month period ended March 31, 1997 as compared to the same period in 1996 principally due to the increased number of communities in operation.

 Investing and Financing Activities

  ATLANTIC's investment activities during the three month-period ended March 31, 1997, which consisted primarily of acquiring and developing multifamily communities, used $69.4 million of cash, an increase of $27.8 million over the three-month period ended March 31, 1996.

  ATLANTIC began construction on 668 multifamily units during the three-month period ended March 31, 1997. ATLANTIC's net additional investment in real estate at March 31, 1997 was $51.0 million bringing its total real estate investment at cost to $1.21 billion. During the three-month period ended March 31, 1997, ATLANTIC funded $20.0 million under its funding commitment agreement with Homestead. At April 30, 1997, ATLANTIC had unfunded commitments of $79.1 million under its funding commitment with Homestead.

  At April 30, 1997, ATLANTIC had 5,011 units under construction with a total budgeted development cost of $315.1 million of which $86.2 million was unfunded. In addition, ATLANTIC owned multifamily developments in planning at April 30, 1997 aggregating 1,172 units located in various target market cities with a total budgeted development cost of $ 74.5 million. ATLANTIC's multifamily developments under control at April 30, 1997 aggregated 2,164 units with a total budgeted development cost of $ 137.5 million. The foregoing developments are subject to a number of conditions, and ATLANTIC cannot predict with certainty that any of them will be consummated.

  ATLANTIC's financing activities provided net cash flow of $52.1 million for the three-month period ended March 31, 1997 and $29.2 million for the three-month period ended March 31, 1996. In 1997, ATLANTIC's financing activities consisted primarily of borrowings on its line of credit of $67.3 million, net of repayments. In 1996, borrowings on the line of credit of $36.0 million net of repayments were the primary source of financing funds. At May 9, 1997, ATLANTIC had outstanding borrowings of $228.3 million on its $350 million line of credit.

  ATLANTIC completed an underwritten public offering of 4,000,000 Shares on April 10, 1997 which generated $80.5 million of proceeds, net of commissions and offering expenses. The Shares were sold at a price of $21.50 per Share.

 Distributions

  ATLANTIC's current distribution policy is to pay quarterly cash distributions to shareholders based upon what it considers to be a reasonable percentage of cash flow. Because depreciation is a non-cash expense, cash flow typically will be greater than earnings from operations and net earnings. Therefore, quarterly cash distributions will be higher than quarterly earnings, resulting in a reduction to shareholders' equity. In light of the transaction with Homestead and ATLANTIC's initial public offering the ATLANTIC Board announced on December 19, 1996, a projected annual distribution level of $1.56 per Share for 1997. ATLANTIC paid a quarterly cash distribution of $0.39 per Share on February 19, 1997 for the first quarter of 1997. On April 22, 1997 the ATLANTIC Board declared a distribution of $0.39 per Share for the second quarter of 1997. The distribution is payable on May 27, 1997 to shareholders of record on May 12, 1997. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of ATLANTIC.

 Funds from Operations

  Funds from operations represents ATLANTIC's net earnings computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from real estate transactions, provisions for losses, extraordinary items and depreciation. ATLANTIC's presentation of funds from operations follows the National Association of Real Estate Investments Trusts' definition of funds from operations.

  In 1996, ATLANTIC sold its Homestead Village(R) extended-stay lodging assets ("Homestead Assets"). ATLANTIC believes that funds from operations for 1996 should be adjusted to reflect the effects of the sale of the Homestead Assets on results of operations in order to be comparable. Accordingly, the table below also presents pro forma funds from operations, which have been calculated as if the sale of the Homestead Assets had occurred on January 1, 1996. ATLANTIC believes that the pro forma funds from operations information presented below provides a more meaningful comparison; however, the pro forma funds from operations information does not give effect to or adjust for any other events and is not necessarily indicative of what actual funds from operations would have been if the Homestead transaction had occurred on January 1, 1996.

  Funds from operations and pro forma funds from operations were as follows (amounts in thousands):

                                                           THREE-MONTH PERIODS
                                                             ENDED MARCH 31,
                                                           --------------------
                                                             1997       1996
                                                           ---------  ---------
      Net earnings.......................................  $  10,178  $   6,650
      Add (deduct):
        Depreciation.....................................      6,132      4,804
        Provision for possible loss on investments.......        200        --
        Amortization of discount on conversion feature
         and deferred commitment fee related to the
         Homestead Convertible Mortgages ................        (20)       --
                                                           ---------  ---------
      Funds from operations..............................     16,490     11,454
                                                           ---------  ---------
      Add (deduct) pro forma adjustments relating to the
       sale
       of the Homestead Assets:
        Increase in interest expense (1).................        --        (850)
        Other, net.......................................        --          12
        REIT Management fee effect (2)...................        --         134
                                                           ---------  ---------
          Total pro forma adjustments....................        --        (704)
                                                           ---------  ---------
      Pro forma funds from operations....................     16,490     10,750
      Cash distributions paid............................    (14,778)   (11,667)
                                                           ---------  ---------
      Excess (deficit) of pro forma funds from operations
       over cash distributions paid......................  $   1,712  $    (917)
                                                           =========  =========
      Weighted-average Shares outstanding (as adjusted
       for reverse Share split)..........................     37,892     27,777
                                                           =========  =========

--------
(1) Represents the increase in interest expense due to (i) the reduction in capitalized interest that would have resulted from the sale of the Homestead Assets that were under development and (ii) the increased borrowings necessary to fund the $16.6 million cash payment to Homestead upon closing of the Homestead transaction, as if these two items had occurred on January 1, 1996.

(2) Represents the decrease in REIT Management fee that would have resulted from the pro forma adjustments.

  Funds from operations should not be considered as an alternative to net income or any other GAAP measurement of performance as an indicator of ATLANTIC's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. Cash flow from financing activities is expected to be substantially equivalent to cash used in investing activities, as ATLANTIC utilizes revolving credit borrowings to be refunded with sales of equity and long-term, fully amortizing unsecured debt securities, to fund its investment activities. ATLANTIC's policy is to expense, rather than capitalize, repairs and maintenance including carpet and appliance replacements, in determining net income and funds from operations. Only major renovations, replacements or improvements with a substantial expected economic life (such as roofs, parking lots and additions) are capitalized. Therefore, the funds from operations measure presented by ATLANTIC may not be comparable to similarly titled measures of other REITs.

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

     15        Letter from Ernst & Young LLP dated May 12, 1997 regarding unaudited financial information
     27        Financial Data Schedule
     99        Press release dated April 28, 1997

  (b) Reports on Form 8-K:

            DATE                 ITEMS REPORTED                   FINANCIAL STATEMENTS
            ----                 --------------                   --------------------
      January 22, 1997           Item 5, Item 7                           No
      March 24, 1997             Item 5, Item 7                           No

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

                                          Security Capital Atlantic
                                           Incorporated

                                          /s/ Constance B. Moore
                                          -------------------------------------
                                          Constance B. Moore, Co-Chairman
                                           and Chief Operating Officer

                                          /s/ William Kell
                                          -------------------------------------
                                          William Kell, Vice President and
                                           Controller (Principal Financial and
                                           Accounting Officer)

Date: May 9, 1997