Form 10-Q
period 1997-06-30
SECURITY CAPITAL ATLANTIC INC
filed 1997-08-14
CIK 924664

                         UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

  The number of shares outstanding of the Registrant's common stock as of August 12, 1997 was: 41,968,780

                           SECURITY CAPITAL ATLANTIC
                                  Incorporated

                                     INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
 PART I.  Condensed Financial Information
  Item 1. Financial Statements
          Condensed Balance Sheets--June 30, 1997 (unaudited) and
          December 31, 1996............................................      3
          Condensed Statements of Earnings--Three and six months ended
          June 30, 1997 and 1996 (unaudited)...........................      4
          Condensed Statements of Cash Flows--Six months ended June 30,
          1997 and 1996 (unaudited)....................................      5
          Notes to Condensed Financial Statements......................      6
          Independent Accountant's Review Report.......................     15
  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................     16
 PART II. Other Information
  Item 4. Submission of Matters to Vote of Securities Holders..........     28
  Item 6. Exhibits and Reports on Form 8-K.............................     28

                           SECURITY CAPITAL ATLANTIC
                                  Incorporated

                            CONDENSED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        JUNE 30,    DECEMBER 31,
                                                          1997          1996
                                                       -----------  ------------
                                                       (UNAUDITED)
                        ASSETS
                        ------
Real estate........................................... $1,237,576    $1,157,235
Less accumulated depreciation.........................     52,885        41,166
                                                       ----------    ----------
                                                        1,184,691     1,116,069
Homestead Convertible Mortgages.......................     71,304           --
                                                       ----------    ----------
    Net investments...................................  1,255,995     1,116,069
Cash and cash equivalents--unrestricted...............      2,861         4,339
Cash and cash equivalents--restricted tax-deferred
 exchange proceeds....................................      3,826         1,672
Other assets..........................................     16,923        12,985
                                                       ----------    ----------
    Total assets...................................... $1,279,605    $1,135,065
                                                       ==========    ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Line of credit...................................... $  278,750    $  228,000
  Mortgages payable...................................    155,037       155,790
  Distributions payable...............................        --         14,778
  Accounts payable....................................     14,769        20,076
  Accrued expenses and other liabilities..............     24,912        17,779
                                                       ----------    ----------
    Total liabilities.................................    473,468       436,423
                                                       ----------    ----------
Shareholders' equity:
  Common shares (250,000,000 authorized, 41,968,780
   issued and outstanding at June 30, 1997 and
   37,891,580 issued and outstanding at December 31,
   1996...............................................        420           379
  Additional paid-in capital..........................    830,072       747,640
  Unrealized gains on Homestead Convertible Mortgages.     19,351           --
  Distributions in excess of net earnings.............    (43,706)      (49,377)
                                                       ----------    ----------
    Total shareholders' equity........................    806,137       698,642
                                                       ----------    ----------
    Total liabilities and shareholders' equity........ $1,279,605    $1,135,065
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

                           SECURITY CAPITAL ATLANTIC
                                  Incorporated

                        CONDENSED STATEMENTS OF EARNINGS

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 THREE MONTHS     SIX MONTHS
                                                     ENDED           ENDED
                                                   JUNE 30,        JUNE 30,
                                                --------------- ---------------
                                                 1997    1996    1997    1996
                                                ------- ------- ------- -------
Revenues:
  Rental income................................ $41,107 $32,876 $80,822 $63,685
  Homestead Convertible Mortgages interest
   income......................................     744     --      929     --
  Other interest income........................     104     104     161     176
                                                ------- ------- ------- -------
                                                 41,955  32,980  81,912  63,861
                                                ------- ------- ------- -------
Expenses:
  Rental expenses..............................  10,260   8,356  20,234  16,851
  Real estate taxes............................   4,017   2,982   7,866   6,086
  Property management fees:
    Paid to affiliate..........................   1,416     973   2,696   1,893
    Paid to third parties......................     171     247     403     464
  Depreciation.................................   6,451   4,793  12,583   9,597
  Interest.....................................   4,624   3,764   9,385   8,106
  REIT management fee paid to affiliate........   3,200   2,581   6,229   4,704
  General and administrative...................     237     160     502     347
  Provision for possible loss on investments...     --      --      200     --
  Other........................................       8      39      65      78
                                                ------- ------- ------- -------
                                                 30,384  23,895  60,163  48,126
                                                ------- ------- ------- -------
Earnings from operations.......................  11,571   9,085  21,749  15,735
  Gain on disposition of real estate...........     259     662     259     662
                                                ------- ------- ------- -------
Net earnings................................... $11,830 $ 9,747 $22,008  16,397
                                                ======= ======= ======= =======
Weighted-average shares outstanding............  41,228  30,393  39,569  29,085
                                                ======= ======= ======= =======
Net earnings per share......................... $  0.29 $  0.32 $  0.56 $  0.56
                                                ======= ======= ======= =======
Distributions paid per share................... $  0.39 $  0.42 $  0.78 $  0.84
                                                ======= ======= ======= =======


         See accompanying notes to the condensed financial statements.

                           SECURITY CAPITAL ATLANTIC
                                  Incorporated

                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                              SIX MONTHS
                                                                 ENDED
                                                               JUNE 30,
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
Operating activities
  Net earnings........................................... $  22,008  $  16,397
  Adjustments to reconcile net earnings to net cash flow
   provided by operating activities:
    Depreciation and amortization........................    12,728     10,473
    Provision for possible loss on investments...........       200        --
    Gain on disposition of real estate...................      (259)      (662)
    Decrease in accounts payable.........................    (2,259)      (757)
    Increase in accrued expenses and other liabilities...     7,182      4,949
    Increase in other assets.............................    (3,976)    (3,561)
                                                          ---------  ---------
      Net cash flow provided by operating activities.....    35,624     26,839
                                                          ---------  ---------
Investing activities:
  Real estate investments................................   (96,066)  (145,238)
  Proceeds from disposition of real estate...............    11,873     14,651
  Tax-deferred exchange proceeds held in escrow..........    (2,154)       --
  Funding of Homestead Convertible Mortgages.............   (52,000)       --
                                                          ---------  ---------
      Net cash flow used by investing activities.........  (138,347)  (130,587)
                                                          ---------  ---------
Financing activities:
  Proceeds from sale of shares...........................    82,473    119,090
  Proceeds from line of credit...........................   154,750    107,000
  Payments on line of credit.............................  (104,000)  (103,000)
  Proceeds from mortgage debt............................       --       5,000
  Distributions paid.....................................   (31,115)   (24,447)
  Debt issuance costs incurred...........................      (110)    (1,384)
  Regularly scheduled mortgage principal payments........      (753)      (480)
                                                          ---------  ---------
      Net cash flow provided by financing activities.....   101,245    101,779
                                                          ---------  ---------
Net decrease in cash and cash equivalents................    (1,478)    (1,969)
Cash and cash equivalents, beginning of period...........     4,339      6,494
                                                          ---------  ---------
Cash and cash equivalents, end of period................. $   2,861  $   4,525
                                                          =========  =========
Non-cash investing and financing activities:
  Unrealized gains on Homestead Convertible Mortgages.... $  19,351  $     --
  Assumption of mortgages payable upon purchase of
   multifamily communities...............................       --       6,000

         See accompanying notes to the condensed financial statements.

                           SECURITY CAPITAL ATLANTIC
                                 Incorporated

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 1997
                                  (UNAUDITED)

NOTE 1 GENERAL

  The financial statements of Security Capital Atlantic Incorporated ("ATLANTIC") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While management of ATLANTIC believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in ATLANTIC's 1996 Annual Report on Form 10-K.

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of ATLANTIC's financial statements for the interim periods presented. The results of operations for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year.

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

  Certain of the 1996 amounts have been reclassified to conform to the 1997 presentation.

NOTE 2 REAL ESTATE

 Real Estate

  ATLANTIC's real estate, which consists entirely of multifamily communities, at cost, was as follows (dollar amounts in thousands):

                                     JUNE 30, 1997         DECEMBER 31, 1996
                                   --------------------    --------------------
                                      COST       UNITS        COST       UNITS
                                   ----------    ------    ----------    ------
Operating communities:
  Acquired.......................  $  871,978    17,367    $  878,029    17,727
  Developed......................      96,431     1,898        74,741     1,514
                                   ----------    ------    ----------    ------
                                      968,409    19,265       952,770    19,241
Communities under
 construction(1).................     250,526     5,487       194,587     4,727
Communities in planning:
  Owned(2).......................      15,904     1,480(3)      7,795       868(3)
  Under control(4)...............         --      3,406(3)        --      2,228(3)
                                   ----------    ------    ----------    ------
                                       15,904     4,886         7,795     3,096
Land held for future development.       2,737       --          2,083       --
                                   ----------    ------    ----------    ------
    Total..........................$1,237,576(5) 29,638    $1,157,235(5) 27,064
                                   ==========    ======    ==========    ======

--------
(1) Includes communities in lease-up of $226.0 million (3,887 units) and communities not yet in lease-up of $24.5 million (1,600 units). Unfunded commitments for all communities under construction were $96.7 million at June 30, 1997 which will result in a total completed construction cost of $347.2 million.
(2) Costs for communities in planning and owned are primarily for land acquisitions.
(3) Unit information is based on management's estimates and is unaudited and unreviewed.

                           SECURITY CAPITAL ATLANTIC
                                 Incorporated

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

(4) ATLANTIC's investment at June 30, 1997 and December 31, 1996 in land in planning and under control for future development was $2.4 million and $1.4 million, respectively, and is reflected in the "Other assets" caption of ATLANTIC's balance sheets.
(5) Communities located in Atlanta, Georgia aggregated 29.5% and 30.7% at June 30, 1997 and December 31, 1996, respectively, of ATLANTIC's real estate, at cost.

  The change in real estate, at cost, for the six months ended June 30, 1997 consisted of the following (in thousands):

      Balance at January 1, 1997.................................... $1,157,235
      Acquisitions and renovation expenditures......................      5,133
      Development expenditures, including land acquisitions.........     86,258
      Recurring capital expenditures................................      1,627
      Dispositions..................................................    (12,477)
      Provision for possible loss on investments....................       (200)
                                                                     ----------
      Balance at June 30, 1997...................................... $1,237,576
                                                                     ==========

 Third-Party Owner/Developers

  To enhance its flexibility in developing and acquiring multifamily communities, ATLANTIC has and will enter into presale agreements with third-party owner/developers to acquire communities developed by such third-party owner/developers where the developments meet ATLANTIC's investment criteria. ATLANTIC has and will fund such developments through development loans to such third-party owner/developers. Since inception, ATLANTIC entered into one such pre-sale agreement. During the six months ended June 30, 1997, the community covered by this agreement was completed and acquired by ATLANTIC as repayment of the development loan. As of June 30, 1997 there were no other development or mortgage loans outstanding.

 Gains and Losses from Dispositions or Impairments of Real Estate

  ATLANTIC's real estate investments have been made with a view to effective long-term operation and ownership. Based upon ATLANTIC's market research and in an effort to optimize its portfolio composition, ATLANTIC may from time to time seek to dispose of assets that no longer meet ATLANTIC's investment criteria and redeploy the proceeds therefrom, primarily through tax-deferred exchanges, into assets with better prospects for long-term growth. ATLANTIC disposed of two communities during the six months ended June 30, 1997. ATLANTIC recognized an aggregate gain of $259,000 on these dispositions. At June 30, 1997, ATLANTIC held a portion of the proceeds from one of these dispositions aggregating $3,826,000 in an interest-bearing account pending completion of the tax-deferred exchange. These communities accounted for $306,000 and $675,000 of net operating income for the six months ended June 30, 1997 and 1996, respectively.

  In July 1997 ATLANTIC disposed of a 504-unit development community that was in lease-up and substantially completed. The proceeds from the disposition of $36.3 million approximated the carrying value at June 30, 1997. The community, which was being held for sale at June 30, 1997, accounted for $1,138,000 of net operating income for the six months ended June 30, 1997.

  Long-lived investments held and used are periodically evaluated for impairment and provisions for possible losses are made if required. ATLANTIC recognized a provision for possible loss of $200,000 during the six months ended June 30, 1997 and $2,500,000 during 1996 associated with one of the communities that was sold in 1997. At June 30, 1997, ATLANTIC's investments are carried at cost, which is not in excess of fair market value.

                           SECURITY CAPITAL ATLANTIC
                                 Incorporated

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 3 HOMESTEAD CONVERTIBLE MORTGAGES

 General

  To provide funds for the completion of construction of the Homestead Village assets sold by ATLANTIC in October 1996, ATLANTIC entered into a funding commitment agreement ("Funding Agreement") which provides for aggregate fundings of $111.1 million in exchange for convertible mortgages ("Homestead Convertible Mortgages"). During the six months ended June 30, 1997 ATLANTIC funded $52.0 million under the Funding Agreement.

  The Homestead Convertible Mortgages (i) bear interest at 9% per annum which is due in interest only payments on a semi-annual basis, (ii) are due October 2006, (iii) are not callable until 2001, and (iv) beginning March 31, 1997, are convertible at ATLANTIC's option into one share of common stock of Homestead Village Incorporated ("Homestead") for every $11.50 of principal outstanding (approximately 8.5 million shares upon full funding). The individual Homestead Village development projects serve as collateral individually and in the aggregate under cross-collateral provisions. The Homestead Convertible Mortgages represent approximately 70% of the estimated value of the projects upon completion.

 Carrying Value

  ATLANTIC will receive $98.0 million of Homestead Convertible Mortgages assuming full funding under the Funding Agreement of $111.1 million, resulting in the recognition of an original issue premium which will be amortized over the term of the Homestead Convertible Mortgages. The value attributed to the conversion feature of the Homestead Convertible Mortgages issued ($6,905,000 assuming full funding) has been recognized along with an offsetting discount (deferred credit) in the Homestead Convertible Mortgages balance. This discount will be amortized over the term of the Homestead Convertible Mortgages. The carrying value of the Homestead Convertible Mortgages has been further adjusted to fair value. The fair value adjustment of $19,351,000 is recognized as an unrealized gain in shareholders' equity. The amount of the adjustment is based upon the conversion value of the Homestead Convertible Mortgages and is calculated using the trading price of Homestead common stock at June 30, 1997 of $17.875 per share.

  At June 30, 1997 the carrying value of the Homestead Convertible Mortgages consisted of the following components (in thousands):

      Face amount...................................................... $45,874
      Original issue premium...........................................   6,126
                                                                        -------
      Amount funded....................................................  52,000
      Amortization of original issue premium...........................     (99)
      Initial value of conversion feature..............................   3,231
      Unamortized discount on conversion feature.......................  (3,179)
      Fair value adjustment............................................  19,351
                                                                        -------
      Carrying value................................................... $71,304
                                                                        =======

 Deferred Revenue

  ATLANTIC received a commitment fee in the form of warrants to purchase shares of Homestead common stock in return for entering into the Funding Agreement. The warrants, which were distributed to ATLANTIC's shareholders, were valued at $6,511,000. The commitment fee has been recognized as deferred revenue in the liability section of ATLANTIC's balance sheet and is being amortized over the term of the Homestead Convertible Mortgages.

                           SECURITY CAPITAL ATLANTIC
                                 Incorporated

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)


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

NOTE 4 BORROWINGS

 Variable Interest Rate Swap Agreements

  ATLANTIC has effectively eliminated its variable interest rate debt exposure on its variable interest rate mortgages and $100 million of borrowings on its line of credit by entering into swap agreements. Under the swap agreements ATLANTIC pays a fixed rate of interest to a swap counterparty pursuant to one agreement and receives a variable rate of interest from a swap counter party pursuant to another agreement. The amounts received from the variable rate agreement are structured such that these amounts will closely approximate the amount of variable interest due on the underlying line of credit or mortgage note borrowings. The difference between the variable amount received and the fixed amount paid represents either the cost or the benefit of the interest rate swap agreement and is recorded as an increase or decrease to the variable interest paid on the underlying debt instrument.

 Credit Facilities

  On December 18, 1996, ATLANTIC entered into a $350 million unsecured revolving line of credit agreement with Morgan Guaranty Trust Company of New York, as agent for a group of lenders ("MGT"). Borrowings on the unsecured line of credit bear interest at prime, or at ATLANTIC's option, LIBOR plus a margin, 1.375% through July 2, 1997. Thereafter, the interest rate was reduced to LIBOR plus 1.125% due to ATLANTIC's receipt of an investment-grade debt rating. ATLANTIC currently pays a commitment fee on the average unfunded line of credit balance ranging from 0.125% to 0.25% per annum, depending on the amount of undrawn commitments. The line of credit matures December 1998 and may be extended for one year with the approval of MGT and the other participating lenders.

  All debt incurrences under the unsecured line of credit are subject to certain covenants. Primarily, distributions for the preceding four quarters, excluding the non-cash distribution related to the transaction with Homestead in October 1996, may not exceed 95% of ATLANTIC's funds from operations (as defined in the credit agreement) for the preceding four quarters. ATLANTIC is in compliance with all such covenants.

  ATLANTIC has a swap agreement with MGT covering $100 million of borrowings under the line of credit, effectively eliminating a portion of its variable interest rate exposure associated with the line of credit. Under this one-year agreement which became effective on February 5, 1997, ATLANTIC paid a fixed rate of interest on $100 million of borrowings of 7.325% through July 2, 1997 and will pay 7.075% thereafter. ATLANTIC had a similar swap agreement in place from February 5, 1996 through February 4, 1997. Under that agreement, ATLANTIC paid a fixed rate of interest on the $100 million of borrowings of 7.46% through December 17, 1996 and 7.335% thereafter. ATLANTIC paid $148,000 and $288,000 more in interest than it received under the swap agreement during the six months ended June 30, 1997 and 1996, respectively. ATLANTIC is exposed to credit loss in the event of non-performance by the swap counterparty. However, ATLANTIC believes the risk of loss is minimal.

                           SECURITY CAPITAL ATLANTIC
                                 Incorporated

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

  On June 30, 1997, ATLANTIC entered into a $25,000,000 short-term, unsecured borrowing agreement with Texas Commerce Bank National Association. The loan matures at June 30, 1998 and bears interest at an overnight rate depending on availability of funds. There were no borrowings outstanding under this agreement at June 30, 1997.

 Mortgages Payable

  Mortgages payable consisted of the following at June 30, 1997 (dollar amounts in thousands):

                                INTEREST MATURITY    PERIODIC PAYMENT PRINCIPAL
          COMMUNITY               RATE     DATE           TERMS        BALANCE
          ---------             -------- --------    ---------------- ---------
Conventional fixed rate:
  Cameron Ridge...............   7.000%  09/10/98(1) Fully amortizing $  5,789
  Country Place Village I.....   7.750%  11/01/00          (2)           1,986
  Country Oaks................   7.655%  07/01/02          (3)           5,903
  Cameron at Hickory Grove....   8.000%  07/10/03          (4)           5,954
  Cameron Villas I............   8.750%  04/01/24    Fully amortizing    6,312
  Cameron on the Cahaba II....   7.125%  03/01/29    Fully amortizing    7,988
                                                                      --------
                                                                        33,932
                                                                      --------
Tax-exempt fixed rate or
 variable rate subject to swap
 agreements(5):
  Cameron Station.............   6.000%  05/01/07       Interest only   14,500
  Azalea Park.................     (6)   06/01/25       Interest only   15,500
  Cameron Brook...............     (6)   06/01/25       Interest only   19,500
  Cameron Cove................     (6)   06/01/25       Interest only    8,500
  Clairmont Crest.............     (6)   06/01/25       Interest only   11,600
  Forestwood..................     (6)   06/01/25       Interest only   11,485
  Foxbridge on the Bay........     (6)   06/01/25       Interest only   10,400
  The Greens..................     (6)   06/01/25       Interest only   10,400
  Parrot's Landing I..........     (6)   06/01/25       Interest only   15,835
  WintersCreek................     (6)   06/01/25       Interest only    5,000
  Less amounts held in
   principal reserve fund(7)..                                          (1,615)
                                                                      --------
                                                                       121,105
                                                                      --------
                                                                      $155,037
                                                                      ========
    Total annual weighted-
     average interest rate....                                            6.97%
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

                           SECURITY CAPITAL ATLANTIC
                                 Incorporated

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

(6) Interest rate is fixed through swap agreements executed in conjunction with the credit enhancement agreement with the Federal National Mortgage Association ("FNMA") discussed below. Through these swap agreements, ATLANTIC has effectively eliminated the variable interest rate exposure associated with its tax-exempt bond issues.
(7) ATLANTIC has a 30-year credit enhancement agreement with FNMA related to the tax-exempt bond issues. This credit enhancement agreement requires ATLANTIC to make monthly payments on each mortgage into a principal reserve account based on a 30-year amortization.
  ATLANTIC's swap agreements related to its tax-exempt variable rate mortgages are summarized as follows:

AMOUNT OF   MATURITY   FIXED INTEREST
MORTGAGES     DATE        RATE(1)                      ISSUER
---------   --------   --------------                  ------
$23.1
 million   June 2002       6.48%      General Re Financial Products Corporation
 64.6
 million   June 2005       6.74%      Morgan Guaranty Trust Company of New York
  5.0
 million   March 2006      6.21%      Morgan Guaranty Trust Company of New York
 15.5
 million   August 2006     6.50%      Morgan Stanley Derivative Products Inc.
                           -----

Weighted-average interest rate..... 6.63%
                                    =====

--------
(1) Includes the fixed interest rate provided by the swap agreements, annual fees associated with the swap agreements and credit enhancement agreement and amortization of capitalized costs associated with the credit enhancement agreement.

  ATLANTIC paid $872,000 and $773,000 more in interest during the six months ended June 30, 1997 and 1996, respectively, than it received under the swap agreements. The swap agreements cover the principal amount of the bonds, net of amounts deposited in the principal reserve fund. ATLANTIC pays interest on that portion of bonds not covered by the swap agreements (an amount equal to the amount of the principal reserve fund) at the variable rates provided by the mortgage agreements. ATLANTIC is exposed to credit loss in the event of non-performance by the swap counterparties. However, ATLANTIC believes the risk of loss is minimal.

  Real estate with an aggregate undepreciated cost at June 30, 1997 of $51,259,000 and $204,518,000 serves as collateral for the conventional mortgages payable and the tax-exempt mortgages payable, respectively.

  The change in mortgages payable for the six months ended June 30, 1997 is as follows (in thousands):

      Balance at January 1, 1997...................................... $155,790
      Regularly scheduled principal payments..........................     (753)
                                                                       --------
      Balance at June 30, 1997........................................ $155,037
                                                                       ========

  ATLANTIC is in compliance with all debt covenants required by the mortgage agreements.

 Interest Expense

  Interest paid in cash on all outstanding debt for the six months ended June 30, 1997 was $15,293,000, including $5,322,000 of interest capitalized during construction. Interest paid in cash on all outstanding debt for the six months ended June 30, 1996 was $11,618,000, including $4,585,000 of interest capitalized during construction.

  Amortization of loan costs included in interest expense for the six months ended June 30, 1997 and 1996 was $145,000 and $876,000, respectively.

                           SECURITY CAPITAL ATLANTIC
                                 Incorporated

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 5 REIT MANAGEMENT AND PROPERTY MANAGEMENT

 Current Agreements

  ATLANTIC has entered into a REIT management agreement (which will be terminated if the merger discussed below is consummated) with Security Capital (Atlantic) Incorporated (the "REIT Manager"), to provide REIT management services to ATLANTIC. The REIT Manager is a wholly-owned subsidiary of Security Capital Group Incorporated ("Security Capital"), which owned 51.3% of ATLANTIC's common shares, par value $.01 per Share ("Shares") at June 30, 1997. The REIT management agreement is renewable annually, subject to a determination by the independent members of ATLANTIC's Board of Directors (the "Board") that the REIT Manager's performance has been satisfactory and that the compensation payable to the REIT Manager is fair.

  SCG Realty Services Atlantic Incorporated ("SCG Realty Services") currently manages approximately 93% of ATLANTIC's multifamily properties under a property management agreement that will be terminated if the merger discussed below is consummated. Security Capital owns 100% of SCG Realty Services' voting shares. Rates for services performed by SCG Realty Services are reviewed annually by a third party and are subject to approval by the independent members of the Board and are at rates prevailing in the markets in which ATLANTIC operates.

 Proposed Merger Transaction

  On August 5, 1997, the Securities and Exchange Commission declared effective a registration statement filed by Security Capital relating to warrants to purchase Class B common stock of Security Capital and containing ATLANTIC's proxy statement relating to a proposed merger transaction whereby ATLANTIC would acquire the operations and businesses of the REIT Manager and SCG Realty Services in exchange for 2.3 million Shares valued at approximately $54.6 million (the "Merger"). The $54.6 million value was based on a three-year discounted analysis of net operating income prepared by Security Capital and revised after negotiation with a special committee comprised of the independent members of ATLANTIC's Board (the "Special Committee"). The number of Shares to be issued to Security Capital was determined using a per Share price of $23.675 (the average market price of Shares over the five-day period prior to the August 6, 1997 record date for determining ATLANTIC's shareholders entitled to vote on the Merger). As a result of the Merger, ATLANTIC will become an internally managed REIT and Security Capital will remain ATLANTIC's largest shareholder. ATLANTIC's Board has approved the Merger based on the recommendation of the Special Committee. The Merger requires the approval of a majority of the outstanding Shares. ATLANTIC's proxy statement has been mailed to its shareholders and the shareholder vote is scheduled to be held on September 8, 1997. ATLANTIC expects the Merger will be consummated prior to the end of the third quarter of 1997.

  In addition, subject to and after the closing of the Merger and after the closing of the rights offering described below in Note 6, ATLANTIC's shareholders (other than Security Capital) will also receive $46.9 million of warrants from Security Capital to purchase shares of Security Capital Class B common stock. The number of Class B common shares subject to these warrants will be based on the closing price of such shares on the date the warrants are issued to a warrant distribution agent for subsequent distribution to ATLANTIC's shareholders. The warrants will have a term of one year. Security Capital is issuing these warrants to induce ATLANTIC's shareholders to vote to approve the Merger and to raise additional equity capital at a relatively low cost, in addition to other benefits.

  Because ATLANTIC, the REIT Manager and SCG Realty Services are under the common control of Security Capital, the difference between the market value of the Shares issued to Security Capital on the date the Merger is consummated and the net tangible assets of the REIT Manager and SCG Realty Services being acquired by ATLANTIC (approximately $1.3 million at June 30, 1997) will be accounted for as a distribution to Security Capital.

                           SECURITY CAPITAL ATLANTIC
                                 Incorporated

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 6 SHAREHOLDER'S EQUITY

 Completed Capital Offering

  In April and May 1997 ATLANTIC completed an underwritten public offering of 4,077,200 common shares at a price of $21.50 per Share. The proceeds from the sale of these Shares, net of underwriters' commissions and other expenses, were approximately $82.5 million. The proceeds were used to repay borrowings under ATLANTIC's $350 million unsecured line of credit.

 Planned Capital Offerings

  In connection with the Merger discussed in Note 5, ATLANTIC has commenced a rights offering to subscribe for and purchase 2,552,770 Shares. ATLANTIC's shareholders will receive one right for each Share held on August 6, 1997. Eight rights entitle the holder to purchase one Share at a price of $22.375 per Share. The rights are transferable and expire on September 9, 1997. The rights are being offered to allow ATLANTIC's shareholders (other than Security Capital) to maintain their relative ownership in ATLANTIC by purchasing additional Shares at a price which is below the price at which Security Capital is receiving Shares in the Merger.

  ATLANTIC plans to offer approximately $50 million (which may be increased or decreased subject to market conditions) of its shares of Series A Cumulative Redeemable Preferred Stock, par value $.01 per share (the "Series A Preferred Shares"). Holders of the Series A Preferred Shares will be entitled to receive cumulative preferential cash distributions at a rate to be determined. The Series A Preferred Shares will be redeemable after a specified date by ATLANTIC for cash at the redemption price to be determined, plus all accrued and unpaid distributions. Subject to certain exceptions, the holders of Series A Preferred Shares will have no voting rights. The Series A Preferred Shares will not be convertible into or exchangeable for any other property or securities of ATLANTIC.

  Additionally, ATLANTIC plans to offer approximately $150 million (which may be increased or decreased subject to market conditions) of its unsecured senior debt securities (the "Notes"). The Notes will be direct, senior unsecured obligations of ATLANTIC and will rank equally with all other unsecured and unsubordinated indebtedness of ATLANTIC from time to time outstanding. The Notes will bear interest at stated rates to be determined, payable semiannually in arrears. Principal installments will be paid in each year on the Notes beginning in a specified year, so that the Notes will amortize beginning in such year. The Notes will be redeemable at any time at the option of ATLANTIC, in whole or in part, at a redemption price equal to the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus a make-whole amount, if any.

  ATLANTIC expects to complete all three planned offerings in the third quarter of 1997 and the funds therefrom will be used to repay borrowings under ATLANTIC's unsecured line of credit.

 Distributions

  ATLANTIC paid quarterly distributions of $0.39 per Share on February 19, 1997 and May 27, 1997. On July 21, 1997 ATLANTIC's Board declared a distribution of $0.39 per Share for the third quarter of 1997. The distribution is payable on August 26, 1997 to shareholders of record on August 12, 1997.

 Earnings Per Share

  In the fourth quarter of 1997, ATLANTIC will adopt Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which changes the method used to compute earnings per share. The impact of SFAS No. 128 on the calculation of ATLANTIC's earnings per share is not expected to be material.

                           SECURITY CAPITAL ATLANTIC
                                 Incorporated

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONCLUDED)


NOTE 7 LONG-TERM INCENTIVE PLAN

  The Board has adopted, subject to shareholder approval, the 1997 Incentive Plan (the "Incentive Plan") which authorizes the establishment of one or more option programs and share purchase programs and the award of share grants. No more than 3,000,000 Shares in the aggregate may be awarded under the Incentive Plan and no individual may be granted awards with respect to more than 500,000 Shares in any one-year period. Options awarded under the Incentive Plan may be either incentive share options or non-qualified share options. Options become exercisable and expire in accordance with the terms established by the Compensation Committee of the Board (the "Compensation Committee"). The Incentive Plan provides generally that participants who are awarded options will also receive dividend equivalent units with respect to the options. The dividend equivalent units will be subject to the same vesting schedule as the options and will be payable when the options are exercised, unless the participant elects to defer receipt, or expire. Each dividend equivalent unit also accumulates additional dividend equivalent units on an annual basis. All dividend equivalent units are paid in the form of Shares at the rate of one Share per dividend equivalent unit.

  The Incentive Plan provides that the Compensation Committee may award participants performance stock, subject to achievement of performance objectives. The number of Shares and the performance measures and periods shall be established by the Compensation Committee at the time the award is made, provided that any performance period shall be at least one year.

  Concurrently with the consummation of the Merger, certain officers and employees of ATLANTIC will be granted options to purchase Shares at the closing price of the Shares on the date the Incentive Plan is approved by shareholders. Additionally, ATLANTIC will permit officers and employees to purchase up to a total of $14,435,000 of Shares at the closing price of the Shares on the date the Incentive Plan is approved by shareholders with two matching options for each Share purchased. Each matching option shall have an exercise price equal to the closing price of one Share on the date the Incentive Plan is approved by the shareholders. No dividend equivalent units will be issued with respect to such matching options. ATLANTIC will make loans for up to 95% of the purchase price available to participants who elect to purchase Shares. Each loan will be full recourse to the participant and be secured by the purchased Shares. ATLANTIC's proxy statement has been mailed to its shareholders and the shareholder vote is scheduled to be held on September 8, 1997.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
SECURITY CAPITAL ATLANTIC INCORPORATED

  We have reviewed the accompanying condensed balance sheet of Security Capital Atlantic Incorporated as of June 30, 1997 and the related condensed statements of earnings for the three and six months ended June 30, 1997 and 1996 and the condensed statements of cash flows for the six months ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

                                          Ernst & Young LLP

Dallas, Texas
July 22, 1997, except for
Notes 5 and 6 as to which the date is August 5, 1997

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

OVERVIEW

  Since its inception on October 26, 1993 and through June 30, 1997, ATLANTIC has amassed a portfolio of 26,232 multifamily units with a total expected investment cost of $1.43 billion located in the southeastern United States. Additionally, at June 30, 1997, ATLANTIC had land in planning and under control for the development of 3,406 units with a total expected development cost of $222.8 million. ATLANTIC's investment in real estate has been financed through both debt and equity. From inception through June 30, 1997, ATLANTIC has raised approximately $888.7 million in net equity, primarily through private and public sales of Shares. Additionally, ATLANTIC had long-term mortgage debt at June 30, 1997 of approximately $155.0 million, which is secured by certain of the communities acquired. ATLANTIC's $350 million unsecured line of credit provided the remaining investment capital.

  The following table summarizes ATLANTIC's multifamily investment activity (dollar amounts in thousands):

                                     THREE MONTHS  THREE MONTHS   SIX MONTHS
                                        ENDED          ENDED         ENDED
                                    MARCH 31, 1997 JUNE 30, 1997 JUNE 30, 1997
                                    -------------- ------------- -------------
Operating Communities at End of
 Period;
  Communities......................          70            69            69
  Units............................      19,241        19,265        19,265
  Total investment(1)..............    $968,081      $979,127      $979,127
  Cost per unit....................    $   50.3      $   50.8      $   50.8
Development Communities
Starts During Period:
  Communities......................           2             3             5
  Units............................         668           620         1,288
  Total investment(1)..............    $ 44,161      $ 37,095      $ 81,256
  Cost per unit....................    $   66.1      $   59.8      $   63.1
Completions During Period:
  Communities......................         --              1             1
  Units............................         --            384           384
  Total investment(1)..............         --       $ 21,520      $ 21,520
  Cost per unit....................         --       $   56.0      $   56.0
Stabilizations During Period:
  Communities......................           1           --              1
  Units............................         408           --            408
  Total investment(1)..............    $ 20,799           --       $ 20,799
  Cost per unit....................    $   51.0           --       $   51.0
Under Construction at End of
 Period:
  Communities......................          16            18            18
  Units............................       5,395         5,487         5,487
  Total investment(1)..............    $335,591      $347,177      $347,177
  Cost per unit....................    $   62.2      $   63.3      $   63.3
  Investment to date...............    $238,176      $250,526      $250,526
Acquisitions                                N/A           N/A           N/A
Dispositions:
  Communities......................         --              2             2
  Units............................         --            360           360
  Proceeds.........................         --       $ 12,602      $ 12,602
  Gain.............................         --       $    259      $    259

--------
(1) For operating communities, represents cost at June 30, 1997 plus budgeted renovations. For communities under construction, represents cost through June 30, 1997 plus additional budgeted development expenditures at June 30, 1997, which include the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period.

  At June 30, 1997, 96.2% of ATLANTIC's portfolio, based upon total expected investment, was located in ATLANTIC's primary target market cities. These primary target market cities and submarkets have benefited substantially in recent periods from demographic trends, in particular population and job growth. From July 1993 to July 1995, the population growth rate in ATLANTIC's primary target market cities (3.8%) exceeded the population growth rate in the United States as a whole (2.0%) based upon U.S. Census Bureau information. From 1993 to 1996, the job growth rate in ATLANTIC's primary target market cities (10.7%) exceeded the job growth rate in the United States as a whole (8.0%), based upon U.S. Department of Labor Statistics information. As a result, the demand for and supply of multifamily units in ATLANTIC's primary target market cities has increased. The increases in aggregate demand for and supply of multifamily units have resulted in an increase in ATLANTIC's rental rates in each multifamily product type in ATLANTIC's portfolio and a slight reduction in occupancy levels with the net result being a positive effect on ATLANTIC's operating results.

  ATLANTIC's operating results are a function of rental collections and rental expenses. Rental collections are a function of rental rates and occupancy levels achieved. ATLANTIC's operating personnel continually monitor rental rates and occupancy levels in an effort to maximize rental collections. At times, ATLANTIC finds it advantageous to increase rental rates even though this may cause occupancy levels to decrease as long as the expected result is an increase in rental collections. While ATLANTIC experienced a slight decrease in same store community occupancy during the first six months of 1997 over the first six months of 1996 (94.66% compared to 94.93%), rental collections during the first six months of 1997 have increased by 2.17% over the first six months of 1996. ATLANTIC expects that rental collections will continue to increase at approximately this same pace.

  ATLANTIC's rental expenses as a percentage of rental revenues for ATLANTIC's same store communities have generally remained flat (ranging between 39.4% and 40.5%), primarily due to a continual effort by ATLANTIC to reduce resident turnover, thereby reducing the costs associated with re-leasing vacated units. ATLANTIC expects rental expenses as a percentage of rental revenues to remain at a level consistent with the level achieved over the past two years. The expected trends in rental rates, occupancy, and rental expenses are expected to have a positive impact on ATLANTIC's future operating results. See additional discussion below in "--Results of Operations-Communities Fully Operating Throughout Both Periods".

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

  ATLANTIC's overall results of operations and financial condition for the six months ended June 30, 1997 and 1996 have been significantly influenced by ATLANTIC's investment activity. Detailed information about this investment activity during the six months ended June 30, 1997, which will significantly influence future operations, is provided below.

 Current Development Activity

  At June 30, 1997, ATLANTIC had 5,487 units under construction, representing a total expected investment cost of $347.2 million. These development communities are summarized below (dollar amounts in thousands):

                                         NUMBER  FUNDED     TOTAL
                                           OF   COST TO    EXPECTED    AVERAGE %
                                         UNITS    DATE   INVESTMENT(1) LEASED(2)
                                         ------ -------- ------------  ---------
Communities under construction and in
 lease-up (3)..........................  3,887  $226,055   $245,516      82.3%
Communities under construction, but not
 yet in lease-up (3)...................  1,600    24,471    101,661          N/A
                                         -----  --------   --------
    Total communities under
     construction......................  5,487  $250,526   $347,177
                                         =====  ========   ========

--------
(1) Represents cost through June 30, 1997 plus additional budgeted development expenditures at June 30, 1997, which include the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period.
(2) The percentage leased is based on units completed and available for lease at June 30, 1997.
(3) A development community is considered in "lease-up" once ATLANTIC begins leasing completed units.

  There are risks associated with ATLANTIC's development and construction activities which include: development and acquisition opportunities explored by ATLANTIC may be abandoned; construction costs of a community may exceed original estimates due to increased materials, labor or other expenses, which could make the completed community's yields less economical; occupancy rates and rents at a newly completed community are dependent on a number of factors, including market and general economic conditions, and may not be sufficient to make the community profitable; funds may not be available on favorable terms for the development of a community; and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs. Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary land-use, building, occupancy and other required governmental permits and authorizations, although ATLANTIC mitigates a portion of this risk by only investing in zoned land parcels with entitlements already in place. The occurrence of any of the events described above could adversely affect ATLANTIC's ability to achieve its projected yields on communities under development or redevelopment.

RESULTS OF OPERATIONS

 Six Months Ended June 30, 1997 and 1996

  Net earnings for the six months ended June 30, 1997 and 1996 were $22.0 million and $16.4 million, respectively. Net earnings increased $5.6 million in the six months ended June 30, 1997 over the six months ended June 30, 1996.

 Property Operations

  At June 30, 1997, ATLANTIC had 19,265 operating multifamily units as compared to 17,109 operating multifamily units at June 30, 1996. The increased number of communities in operation resulted in increases in rental income ($17.1 million in 1997 over 1996), rental expenses ($3.4 million in 1997 over 1996), real estate taxes ($1.8 million in 1997 over 1996), property management fees ($0.7 million in 1997 over 1996) and depreciation ($3.0 million in 1997 over 1996).

  During the period prior to a community being stabilized, management begins implementing expense controls, reconfiguring the resident mix, supervising renovations and implementing a strategy to increase rental income. The full benefits of the changes are not reflected until the communities are stabilized. At June 30, 1997, 27.3% of ATLANTIC's operating multifamily communities, based on total expected investment cost, were classified as pre-stabilized as compared to 31.9% at June 30, 1996.

  Because ATLANTIC will be completing construction on its current development portfolio and acquiring additional operating communities in its target market, ATLANTIC anticipates increases in rental income and property-level expenses in subsequent periods.

 Communities Fully Operating Throughout Both Periods

  The following table presents the operating performance of ATLANTIC's 47 "same store" communities that were fully operational throughout the first six months of 1996 and 1997. Operating expenses and net operating income have been adjusted for pre-stabilized versus stabilized accounting differences that result from capitalizing certain costs during the period after acquisition when a community is being repositioned and is classified as pre-stabilized and expensing those costs once repositioning is completed and the community is classified as stabilized. The same store communities consist of 12,783 units at a total expected investment cost of $646.6 million (66.04% of ATLANTIC's total operating portfolio) at June 30, 1997. A summary of the operating performance of the same store communities is as follows:

      FIRST SIX MONTHS OF 1997 COMPARED TO FIRST SIX MONTHS OF 1996:
        Collections growth...............................................  2.17%
        Operating expense growth, as adjusted............................  0.78%
        Net operating income growth, as adjusted.........................  3.07%
      SIX MONTHS ENDED JUNE 30, 1997:
        Average physical occupancy....................................... 94.66%
        Property operating expense ratio................................. 40.16%
        Actual average rental rate per unit.............................. $ 714
        Recurring capital expenditures per unit.......................... $ 117

   SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

                           AVERAGE   AVERAGE  COLLECTIONS               TOTAL
                          PHYSICAL  PHYSICAL  GROWTH 1997 SAME STORE   ATLANTIC
                          OCCUPANCY OCCUPANCY COMPARED TO COMMUNITIES PORTFOLIO%
                            1997      1996     1996 (1)   % BY MARKET BY MARKET
                          --------- --------- ----------- ----------- ----------
Mid-Atlantic:
Charlotte, North
 Carolina...............    93.97%    95.86%     (4.09)%      2.39%       6.62%
Greenville, South
 Carolina(1)............      --        --         --          --         0.84
Memphis, Tennessee......    91.93     93.24      (4.01)       2.71        3.23
Nashville, Tennessee....    94.36     94.64       0.24        5.35        4.41
Raleigh, North Carolina.    95.51     95.29       1.49        2.49        7.78
Richmond, Virginia......    95.65     96.25       3.21        4.61        7.06
Washington, D.C.........    96.31     93.99       5.38        7.19        9.97
                            -----     -----      -----      ------      ------
  Total Mid-Atlantic....    94.68%    94.71%      1.39%      24.74%      39.91%
                            =====     =====      =====      ======      ======
South Atlantic:
Atlanta, Georgia........    93.99%    94.60%      1.50%      42.91%      28.59%
Birmingham, Alabama.....    95.19     94.79      (0.28)       4.40        5.45
Ft. Lauderdale/West Palm
 Beach Florida..........    95.77     95.09       5.60        7.28        9.90
Jacksonville, Florida...    92.58     98.00      (2.65)       1.90        6.13
Orlando, Florida........    95.45     95.84       4.44        6.48        3.16
Tampa/Ft.
 Myers/Sarasota,
 Florida................    95.75     95.40       3.94       12.29        6.86
                            -----     -----      -----      ------      ------
  Total South Atlantic..    94.66%    95.00%      2.42%      75.26%      60.09%
                            -----     -----      -----      ------      ------
  Totals................    94.66%    94.93%      2.17%     100.00%     100.00%
                            =====     =====      =====      ======      ======

--------
(1) ATLANTIC entered this market subsequent to January 1, 1996. Therefore, there are no communities for the same store comparison.

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

 Homestead Convertible Mortgages Interest Income

  ATLANTIC began funding the Homestead Convertible Mortgages in 1997. At June 30, 1997 ATLANTIC had funded $52.0 million of its total funding commitment to Homestead of $111.1 million. For the six months ended June 30, 1997 ATLANTIC recognized interest income related to these mortgages of $929,000. The interest income will increase as ATLANTIC funds the remaining Homestead Convertible Mortgages in 1997 and early 1998.

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

 Interest Expense

  The following summarizes ATLANTIC's interest expense (in thousands):

                                                                  SIX MONTHS
                                                                  ENDED JUNE
                                                                      30,
                                                                 --------------
                                                                  1997    1996
                                                                 ------  ------
      Mortgages................................................. $5,354  $4,151
      Line of credit............................................  9,353   8,540
      Capitalized interest...................................... (5,322) (4,585)
                                                                 ------  ------
          Total interest expense................................ $9,385  $8,106
                                                                 ======  ======

  Mortgage interest expense increased $1.2 million in the six months ended June 30, 1997 as compared to the same period in 1996. This increase is the result of additional weighted average mortgage debt outstanding.

  Line of credit interest expense increased $0.8 million in the six months ended June 30, 1997 over the same period in 1996. This increase is primarily a function of an increase in the average outstanding balance ($257.3 million in 1997 as compared to $203.8 million in 1996), partially offset by a lower weighted-average daily interest rate (7.18% in 1997 as compared to 7.44% in 1996). The increase is further offset by a decrease in amortization of debt issuance costs and other loan-related costs as a result of the write-off of loan-related costs in the fourth quarter of 1996 in connection with the extinguishment of ATLANTIC's previous secured line of credit facility.

  The increase in interest expense is also offset by increases in capitalized interest of $0.7 million in the six months ended June 30, 1997 as compared to the same period in 1996. This increase in capitalized interest is the result of ATLANTIC's increased development activity.

 REIT Management Fee Paid to Affiliate

  The REIT management fee paid by ATLANTIC increased by $1.5 million in the six months ended June 30, 1997 as compared to the same period in 1996. Because the REIT management fee fluctuates with the level of ATLANTIC's cash flow calculated before the REIT management fee, this increase is expected based upon the larger increase in revenues than expenses experienced by ATLANTIC during the six months ended June 30, 1997. The interest income recognized on the Homestead Convertible Mortgages is not included in the calculation of the REIT management fee to be paid by ATLANTIC, therefore, the REIT management fee calculated as a percentage of ATLANTIC's funds from operations will decline as the Homestead Convertible Mortgages are funded and the related interest income increases. See "--Proposed Merger Transaction" below for information regarding the proposed merger transaction which would result in ATLANTIC becoming an internally managed REIT with Security Capital remaining as ATLANTIC's largest shareholder.

 Gains on Dispositions and Valuation of Long-Lived Investments

  ATLANTIC's real estate investments have been made with a view to effective long-term operation and ownership. Based upon ATLANTIC's market research and in an effort to optimize its portfolio composition, ATLANTIC may from time to time seek to dispose of assets that no longer meet ATLANTIC's investment criteria and redeploy the proceeds therefrom, primarily through tax-deferred exchanges, into assets with better prospects for long-term growth. ATLANTIC disposed of two communities during the six months ended June 30, 1997. ATLANTIC recognized an aggregate gain of $259,000 on these dispositions. At June 30, 1997, ATLANTIC held a portion of the proceeds from one of these dispositions aggregating $3,826,000 in an interest-bearing account pending completion of the tax-deferred exchange. These communities accounted for $306,000 and $675,000 of net operating income for the six months ended June 30, 1997 and 1996, respectively.

  In July 1997 ATLANTIC disposed of a 504-unit development community that was in lease-up and substantially completed. The proceeds from the disposition of $36.3 million approximated the carrying value at June 30, 1997. The community, which was being held for sale at June 30, 1997, accounted for $1,138,000 of net operating income for the six months ended June 30, 1997.

  Long-lived investments held and used are periodically evaluated for impairment and provisions for possible losses are made if required. ATLANTIC recognized a provision for possible loss of $200,000 during the six months ended June 30, 1997 and $2,500,000 during 1996 associated with one of the communities that was sold in 1997. At June 30, 1997, ATLANTIC's investments are carried at cost, which is not in excess of fair market value.

 Three Months Ended June 30, 1997 and 1996

  Property revenues, operating expenses, depreciation, property level net operating income and net earnings for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 reflect changes similar to those discussed in the preceding paragraphs for the comparison of the six months ended on the same dates and the changes are substantially attributable to the same reasons discussed in the preceding paragraphs.

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

LIQUIDITY AND CAPITAL RESOURCES

  ATLANTIC considers its liquidity and ability to generate cash from operations and financings to be adequate and expects it to continue to be adequate to meet ATLANTIC's development, acquisition, operating, debt service, Homestead commitment and shareholder distribution requirements. At June 30, 1997, ATLANTIC had unfunded commitments for multifamily developments under construction of $96.7 million and unfunded commitments of $59.1 million in connection with the Homestead convertible mortgage notes described below.

 Operating Activities

  Net cash flow provided by operating activities increased by $8.8 million for the six months ended June 30, 1997 as compared to the same period in 1996 principally due to the increased number of communities in operation.

 Investing and Financing Activities

  ATLANTIC's investment activities during the six months ended June 30, 1997, which consisted primarily of acquiring and developing multifamily communities and funding of the Homestead Convertible Mortgages, used $138.3 million of cash, an increase of $7.8 million over the six months ended June 30, 1996.

  ATLANTIC began construction on 1,288 multifamily units during the six months ended June 30, 1997. ATLANTIC's net additional investment in real estate for the six months ended June 30, 1997 was $80.3 million bringing its total real estate investment at cost to $1.24 billion at June 30, 1997. For the six months ended June 30, 1997, ATLANTIC funded $52.0 million under its funding commitment agreement with Homestead.

  ATLANTIC's financing activities provided net cash flow of $101.2 million for the six months ended June 30, 1997 and $101.8 million for the six months ended June 30, 1996. In 1997, ATLANTIC's financing activities consisted primarily of borrowings on its line of credit of $50.8 million, net of repayments, and proceeds from the sale of shares of $82.5 million. In 1996, borrowings on the line of credit of $4.0 million, net of repayments, and proceeds from the sale of shares of $119.1 million were the primary sources of financing funds.

  The $82.5 million of proceeds from the sale of Shares was the result of an underwritten public offering of 4,077,200 Shares that was completed in April and May of 1997. The proceeds are net of commissions and offering expenses. The Shares were sold at a price of $21.50 per Share.

 Planned Capital Offerings

  In connection with the Merger, ATLANTIC has commenced a rights offering to subscribe for and purchase 2,552,770 Shares. ATLANTIC's shareholders will receive one right for each Share held on August 6, 1997. Eight rights entitle the holder to purchase one Share at a price of $22.375 per Share. The rights are transferable and expire on September 9, 1997. The rights are being offered to allow ATLANTIC's shareholders (other than Security Capital) to maintain their relative ownership in ATLANTIC by purchasing additional Shares at a price which is below the price at which Security Capital is receiving Shares in the Merger.

  On August 13, 1997, ATLANTIC priced a $50 million offering of its Series A Preferred Shares at $25.00 per share. Holders of the Series A Preferred Shares will be entitled to receive cumulative preferential cash distributions at a rate of 8.625% per annum. The Series A Preferred Shares will be redeemable after five years by ATLANTIC for cash at the redemption price of $25.00 per share, plus all accrued and unpaid distributions. Subject to certain exceptions, the holders of Series A Preferred Shares will have no voting rights. The Series A Preferred Shares will not be convertible into or exchangeable for any other property or securities of ATLANTIC.

  Additionally, ATLANTIC plans to offer approximately $150 million of its unsecured senior debt securities (the "Notes"). The Notes will be direct, senior unsecured obligations of ATLANTIC and will rank equally with all other unsecured and unsubordinated indebtedness of ATLANTIC from time to time outstanding. The Notes will bear interest at stated rates to be determined, payable semiannually in arrears. Principal installments amounts will be paid in each year on the Notes beginning in a specified year, so that the Notes will amortize beginning in such year. The Notes will be redeemable at any time at the option of ATLANTIC, in whole or in part, at a redemption price equal to the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus a make-whole amount, if any.

  ATLANTIC expects to complete all three planned offerings in the third quarter of 1997 and the funds therefrom will be used to repay borrowings under ATLANTIC's unsecured line of credit.

 Homestead Convertible Mortgages

  At June 30, 1997, ATLANTIC had funded $52.0 million of its total $111.1 million commitment to Homestead. Upon full funding, ATLANTIC will have Homestead Convertible Mortgages with a face amount of $98.0 million. These mortgages are convertible into Homestead common stock on a basis of one share of Homestead common stock for every $11.50 of principal face amount outstanding, which would result in the ownership of approximately 8.5 million shares of Homestead common stock. Assuming full funding and full conversion and using the Homestead common stock closing price on June 30, 1997, ATLANTIC's ownership in Homestead would result in the following incremental value per ATLANTIC Share (in thousands, except per Share amounts):

      Homestead common stock price..................................... $17.875
      Conversion price.................................................  11.500
                                                                        -------
      Incremental value per share of Homestead common stock............ $ 6.375
      Shares of Homestead common stock upon conversion (at full
       funding)........................................................   8,522
                                                                        -------
      Total incremental value from conversion.......................... $54,328
      ATLANTIC Shares outstanding at June 30, 1997.....................  41,969
                                                                        -------
      Assumed incremental value per ATLANTIC Share..................... $  1.29
                                                                        =======

 Commitments

  At June 30, 1997, ATLANTIC had 3,887 units under construction and in lease-up with a total budgeted development cost of $245.5 million of which $19.5 million was unfunded. In addition ATLANTIC had 1,600 units under construction, but not yet in lease-up, with a total budgeted development cost of $101.7 million of which $77.2 million was unfunded. ATLANTIC owned multifamily developments in planning at June 30, 1997 aggregating 1,480 units located in various target market cities with a total budgeted development cost of $99.0 million. ATLANTIC's multifamily developments in planning and under control at June 30, 1997 aggregated 3,406 units with a total budgeted development cost of $222.8 million. The foregoing developments are subject to a number of conditions and ATLANTIC cannot predict with certainty that any of them will be consummated.

  At June 30, 1997, ATLANTIC had $5.4 million of budgeted capital expenditures (major renovations, replacements or improvements with a substantial expected economic life) for the remainder of 1997. At June 30, 1997, ATLANTIC had $59.1 million remaining to be funded under its funding commitment agreement with Homestead.

  ATLANTIC expects to finance construction, development and acquisition of multifamily communities and fundings to Homestead primarily with cash on hand, borrowings under its line of credit and cash from future securities offerings. ATLANTIC believes that its current conservative ratio of long-term debt to total long-term undepreciated book capitalization (which was 15.3% at June 30, 1997) provides considerable flexibility to prudently increase its capital base by utilizing long-term debt as a financing tool in the future. Long-term undepreciated book capitalization is defined as the sum of long-term debt and shareholders' equity after adding back accumulated depreciation.

 Distributions

  ATLANTIC's current distribution policy is to pay quarterly cash distributions to shareholders based upon what it considers to be a reasonable percentage of cash flow. Because depreciation is a non-cash expense, cash flow typically will be greater than earnings from operations and net earnings. Therefore, quarterly cash distributions will be higher than quarterly earnings, resulting in a reduction to shareholders' equity. In light of the transaction with Homestead and ATLANTIC's initial public offering, the Board announced a projected annual distribution level of $1.56 per Share for 1997 on December 19, 1996. ATLANTIC paid quarterly cash distributions of $0.39 per Share on February 19, 1997 and May 27, 1997. On July 21, 1997 the Board declared a distribution of $0.39 per Share for the third quarter of 1997. The distribution is payable on August 26, 1997 to holders of record of Shares on August 12, 1997. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of ATLANTIC.

 Funds from Operations

  Funds from operations represents ATLANTIC's net earnings computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from real estate transactions, provisions for possible losses, extraordinary items and real estate depreciation. Funds from operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of ATLANTIC's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. ATLANTIC believes that funds from operations is helpful to a reader as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides a reader with an indication of the ability of ATLANTIC to incur and service debt, to make capital expenditures and to fund other cash needs. On January 1, 1996, ATLANTIC adopted NAREIT's revised definition of funds from operations. Under this more conservative definition, loan cost amortization is not added back to net earnings in determining funds from operations. For comparability, funds from operations for the periods prior to January 1, 1996 give effect to the revised definition. The funds from operations measure presented by ATLANTIC, while consistent with the NAREIT definition, will not be comparable to similarly titled measures of other REITs which do not compute funds from operations in a manner consistent with ATLANTIC. Funds from operations is not intended to represent cash made available to shareholders.

  In 1996, ATLANTIC sold its Homestead Village(R) extended-stay lodging assets ("Homestead Assets"). ATLANTIC believes that funds from operations for 1996 should be adjusted to reflect the effects of the sale of the Homestead Assets on results of operations in order to be comparable. Accordingly, the table below also presents pro forma funds from operations, which have been calculated as if the sale of the Homestead Assets had occurred on January 1, 1996. ATLANTIC believes that the pro forma funds from operations information presented below provides a more meaningful comparison. However, the pro forma funds from operations information does not give effect to or adjust for any other events and is not necessarily indicative of what actual funds from operations would have been if the Homestead transaction had occurred on January 1, 1996.

  Funds from operations and pro forma funds from operations were as follows (amounts in thousands):

                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                            JUNE 30,             JUNE 30,
                                       --------------------  ------------------
                                         1997       1996       1997      1996
                                       ---------  ---------  --------  --------
Net earnings.........................  $  11,830  $   9,747  $ 22,008  $ 16,397
Add (deduct):
  Depreciation.......................      6,451      4,793    12,583     9,597
  Gain on disposition of Real Estate.       (259)      (662)     (259)     (662)
  Provision for possible loss on
   investments.......................        --         --        200       --
  Amortization of discount on
   conversion feature and deferred
   commitment fee related to the
   Homestead Convertible Mortgages...        (81)       --       (101)      --
                                       ---------  ---------  --------  --------
Funds from operations................     17,941     13,878    34,431    25,332
Add (deduct) pro forma adjustments
 relating to the sale of the
 Homestead Assets:
  Increase in interest expense (1)...        --        (860)      --     (1,710)
  Other, net.........................        --          17       --         29
  REIT Management fee effect (2).....        --         135       --        269
                                       ---------  ---------  --------  --------
    Total pro forma adjustments......        --        (708)      --     (1,412)
                                       ---------  ---------  --------  --------
Pro forma funds from operations......     17,941     13,170    34,431    23,920
Cash distributions paid..............    (16,337)   (12,780)  (31,115)  (24,447)
                                       ---------  ---------  --------  --------
Excess (deficit) of pro forma funds
 from operations over cash
 distributions paid..................  $   1,604  $     390  $  3,316  $   (527)
                                       =========  =========  ========  ========
Weighted-average Shares outstanding
 (as adjusted for one-for-two reverse
 Share split)........................     41,228     30,393    39,569    29,085
                                       =========  =========  ========  ========

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

MERGER TRANSACTION

  ATLANTIC has entered into a REIT management agreement with its REIT Manager to provide REIT management services to ATLANTIC. The REIT Manager is a wholly-owned subsidiary of Security Capital, which owned 51.3% of ATLANTIC's Shares at June 30, 1997. SCG Realty Services currently manages approximately 93% of ATLANTIC's multifamily properties. Security Capital owns 100% of SCG Realty Services' voting shares. If the Merger discussed below is consummated, the REIT management and property management agreements will be terminated.

  On August 5, 1997, the Securities and Exchange Commission declared effective a registration statement filed by Security Capital relating to warrants to purchase Class B common stock of Security Capital and containing ATLANTIC's proxy statement relating to the Merger whereby ATLANTIC would acquire the operations and businesses of the REIT Manager and SCG Realty Services in exchange for 2.3 million Shares valued at approximately $54.6 million. The $54.6 million value was based on a three-year discounted analysis of net operating income prepared by Security Capital and revised after negotiation with the Special Committee. The number of Shares to be issued to Security Capital was determined using a per Share price of $23.675 (the average market price of Shares over the five-day period prior to the August 6, 1997 record date for determining

ATLANTIC's shareholders entitled to vote on the Merger). As a result of the Merger, ATLANTIC will become an internally managed REIT and Security Capital will remain ATLANTIC's largest shareholder. ATLANTIC's Board has approved the Merger based on the recommendation of the Special Committee. ATLANTIC's proxy statement has been mailed to its shareholders and the shareholder vote is scheduled to be held on September 8, 1997. The Merger requires the approval of a majority of the outstanding Shares. ATLANTIC expects the Merger will be consummated prior to the end of the third quarter of 1997.

  In addition, subject to and after the closing of the Merger and after the closing of the rights offering described above in "--Liquidity and Capital Resources--Planned Capital Offerings", ATLANTIC's shareholders will also receive $46.9 million of warrants from Security Capital to purchase shares of Security Capital Class B common stock. The number of Class B common shares subject to these warrants will be based on the closing price of such shares on the date the warrants are issued to a warrant distribution agent for subsequent distribution to ATLANTIC's shareholders. The warrants will have a term of one year. Security Capital is issuing these warrants to induce ATLANTIC's shareholders to vote to approve the Merger and to raise additional equity capital at a relatively low cost, in addition to other benefits.

  Because ATLANTIC, the REIT Manager and SCG Realty Services are under common control, the difference between the market value of the Shares issued to Security Capital on the date the Merger is consummated and the net tangible assets of the REIT Manager and SCG Realty Services being acquired by ATLANTIC (approximately $1.3 million at June 30, 1997) will be accounted for as a distribution to Security Capital.

                          PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

  At a meeting on May 29, 1997, the shareholders of ATLANTIC elected Mr. James
C. Potts as a Class III Director of ATLANTIC to serve until the annual meeting of shareholders in the year 2000, with 36,250,358 Shares (86.5% of the total shares outstanding of 41,891,580 on the record date of April 16, 1997) voting for Mr. Potts' election and 5,629,489 Shares withheld.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

     15        Letter from Ernst & Young LLP dated August 12, 1997
               regarding unaudited financial information
     27        Financial Data Schedule
     99        Press release dated July 21, 1997

  (b) Reports on Form 8-K:

      DATE                  ITEMS REPORTED                               FINANCIAL STATEMENTS
      ----                  --------------                               --------------------
      None

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Security Capital Atlantic
                                           Incorporated

                                                /s/ Constance B. Moore
                                          _____________________________________
                                                    Constance B. Moore,
                                              Co-Chairman and Chief Operating
                                                          Officer

                                                   /s/ William Kell
                                          _____________________________________
                                                       William Kell,
                                               Vice President and Controller
                                                 (Principal Financial and
                                                    Accounting Officer)

Date: August 13, 1997