Form 10-Q
period 1997-11-10
SECURITY CAPITAL ATLANTIC INC
filed 1997-11-12
CIK 924664

                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
   ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM      TO

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

     The number of shares outstanding of the Registrant's common stock as of November 7, 1997 was: 47,420,161

                            SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

                                      INDEX

                                                                                    PAGE
                                                                                   NUMBER
                                                                                   ------
PART I.    Condensed Financial Information
  Item 1.  Financial Statements
           Condensed Balance Sheets--September 30, 1997 (unaudited) and
           December 31, 1996..................................................        3
           Condensed Statements of Earnings--Three and nine months ended
           September 30, 1997 and 1996 (unaudited)............................        4
           Condensed Statements of Cash Flows--Nine months ended September 30,
           1997 and 1996(unaudited)...........................................        5
           Notes to Condensed Financial Statements............................        6
           Independent Accountant's Review Report.............................       16
  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................       17
PART II.   Other Information
  Item 4.  Submission of Matters to Vote of Securities Holders................       29
  Item 6.  Exhibits and Reports on Form 8-K...................................       29

                                              SECURITY CAPITAL ATLANTIC
                                                    INCORPORATED

                                              CONDENSED BALANCE SHEETS

                                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           SEPTEMBER 30,     DECEMBER 31,
                                                                               1997             1996
                                                                           ------------      ------------
                                                                           (UNAUDITED)
                                  ASSETS
                                  ------
Real estate............................................................    $  1,262,757      $  1,157,235
Less accumulated depreciation..........................................          59,487            41,166
                                                                           ------------      ------------
                                                                              1,203,270         1,116,069
Homestead Convertible Mortgages........................................         132,080               --
                                                                           ------------      ------------
      Net investments .................................................       1,335,350         1,116,069
Cash and cash equivalents--unrestricted................................             460             4,339
Cash and cash equivalents--restricted tax-deferred exchange proceeds...             --              1,672
Other assets...........................................................          25,673            12,985
                                                                           ------------      ------------
           Total assets................................................    $  1,361,483      $  1,135,065
                                                                           ============      ============
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------
Liabilities:
      Lines of credit..................................................    $     84,802      $    228,000
      Notes payable....................................................         150,000               --
      Mortgages payable................................................         160,166           155,790
      Distributions payable............................................             491            14,778
      Accounts payable.................................................          14,845            20,076
      Accrued expenses and other liabilities...........................          27,415            17,779
                                                                           ------------      ------------
           Total liabilities...........................................         437,719           436,423
                                                                           ------------      ------------
Shareholders' equity:
      Series A Preferred Shares (2,000,000 shares issued; stated
       liquidation preference of $25 per share) .......................          50,000               --
      Common Shares (250,000,000  authorized,  47,420,161 issued and outstanding at September 30, 1997 and 37,891,580 issued and
       outstanding at December 31, 1996)...............................             474               379
      Additional paid-in capital.......................................         898,298           747,640
      Employee stock purchase notes....................................         (12,614)              --
      Unrealized gains on Homestead Convertible Mortgages..............          35,198               --
      Distributions in excess of net earnings..........................         (47,592)          (49,377)
                                                                           ------------      ------------
           Total shareholders' equity..................................         923,764           698,642
                                                                           ------------      ------------
           Total liabilities and shareholders' equity..................    $  1,361,483      $  1,135,065
                                                                           ============      ============

               See accompanying notes to the condensed financial statements.

                                              SECURITY CAPITAL ATLANTIC
                                                    INCORPORATED

                                          CONDENSED STATEMENTS OF EARNINGS

                                                     (UNAUDITED)

                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    THREE MONTHS              NINE MONTHS
                                                                       ENDED                     ENDED
                                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                                 --------------------     -------------------
                                                                   1997       1996          1997       1996
                                                                 ---------  ---------     ---------  --------
Revenues:
      Rental income..........................................    $  42,943  $  35,959     $ 123,765  $ 99,644
      Homestead Convertible Mortgages interest income........        1,406        --          2,335       --
      Other interest income..................................          122        132           283       308
                                                                 ---------  ---------     ---------  --------
                                                                    44,471     36,091       126,383    99,952
                                                                 ---------  ---------     ---------  --------
Expenses:
      Rental expenses ($99,000 paid to affiliate in 1997)....       11,846      9,950        32,080    26,801
      Real estate taxes......................................        3,524      3,023        11,390     9,109
      Property management fees ($1,152,000 and $3,848,000
        in 1997 and $1,116,000 and $3,009,000 in 1996
        paid to affiliate)...................................        1,282      1,370         4,381     3,727
      Depreciation...........................................        6,870      5,472        19,453    15,069
      Interest...............................................        5,187      3,718        14,572    11,824
      REIT management fee paid to affiliate..................        2,319      2,786         8,548     7,490
      General and administrative ($101,000 paid to affiliate
        in 1997).............................................          465        132           967       479
      Provision for possible loss on investments.............          --         --            200       --
      Other..................................................            5        102            70       180
                                                                 ---------  ---------     ---------  --------
                                                                    31,498     26,553        91,661    74,679
                                                                 ---------  ---------     ---------  --------
Earnings from operations.....................................       12,973      9,538        34,722    25,273
      Gain on disposition of real estate.....................          --       1,593           259     2,255
                                                                 ---------  ---------     ---------  --------
Net earnings.................................................       12,973     11,131        34,981    27,528
      Less Preferred Share dividends.........................          491        --            491       --
                                                                 ---------  ---------     ---------  --------
Net earnings attributable to Common Shares...................    $  12,482  $  11,131     $  34,490  $ 27,528
                                                                 =========  =========     =========  ========
Weighted average Common Shares outstanding...................       42,998     32,952        40,725    30,384
                                                                 =========  =========     =========  ========
Net earnings per Common Share................................    $    0.29  $    0.34     $    0.85  $   0.91
                                                                 =========  =========     =========  ========
Distributions per Common Share:
      Declared...............................................    $    0.39  $    0.81     $    1.17  $   1.65
      Paid...................................................    $    0.39  $    0.42     $    1.17  $   1.26
                                                                 =========  =========     =========  ========

               See accompanying notes to the condensed financial statements.

                                              SECURITY CAPITAL ATLANTIC
                                                    INCORPORATED

                                         CONDENSED STATEMENTS OF CASH FLOWS

                                                     (UNAUDITED)

                                                   (IN THOUSANDS)

                                                                                    NINE MONTHS
                                                                                        ENDED
                                                                                    SEPTEMBER 30,
                                                                                ----------------------
                                                                                   1997        1996
                                                                                ----------  ----------
Operating activities:
  Net earnings............................................................      $   34,981  $   27,528
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
    Depreciation and amortization.........................................          19,687      16,396
    Provision for possible loss on investments............................             200         --
    Gain on disposition of real estate....................................            (259)     (2,255)
    Increase (decrease) in accounts payable...............................          (1,881)       (746)
    Increase in accrued expenses and other liabilities....................           9,759       6,504
    Increase in other assets..............................................         (10,640)     (6,406)
                                                                                ----------   ----------
     Net cash flow provided by operating activities.......................          51,847      41,021
                                                                                ----------   ----------
Investing activities:
   Real estate investments................................................        (152,534)   (208,851)
   Proceeds from disposition of real estate...............................          48,120      36,549
   Tax-deferred exchange proceeds held in escrow..........................           1,672     (12,325)
   Funding of Homestead Convertible Mortgages.............................         (97,000)        --
                                                                                ----------   ----------
     Net cash flow used by investing activities...........................        (199,742)   (184,627)
                                                                                ----------   ----------
Financing activities:
   Proceeds from sale of shares...........................................         188,143     118,896
   Proceeds from lines of credit..........................................         297,493     162,000
   Payments on lines of credit............................................        (440,691)   (118,000)
   Proceeds from notes payable............................................         150,000         --
   Proceeds from mortgage debt............................................             --       20,500
   Distributions paid on Common Shares....................................         (47,483)    (38,286)
   Debt issuance and other transaction costs incurred.....................          (2,301)     (1,816)
   Regularly scheduled mortgage principal payments........................          (1,145)       (752)
                                                                                ----------   ----------
     Net cash flow provided by financing activities.......................         144,016     142,542
                                                                                ----------   ----------
Net decrease in cash and cash equivalents.................................          (3,879)     (1,064)
Cash and cash equivalents, beginning of period............................           4,339       6,494
                                                                                ----------   ----------
Cash and cash equivalents, end of period..................................      $      460   $   5,430
                                                                                ==========   ==========
Non-cash investing and financing activities:
  Investing:
   Unrealized gains on Homestead Convertible Mortgages....................      $   35,198   $     --
Non-real estate assets acquired in Merger for Common Shares...............             878         --
  Financing:
   Assumption of mortgage debt upon purchase of multifamily communities...           5,521      11,947
   Dividends accrued on preferred shares..................................             491         --
   Notes received for Common Share purchases..............................          12,614         --
   Issuance of Common Shares and related distribution to affiliate in
    Merger................................................................          50,876         --


                 See accompanying notes to the condensed financial statements.

                            SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

NOTE 1 GENERAL

     The financial statements of Security Capital Atlantic Incorporated ("ATLANTIC") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While management of ATLANTIC believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in ATLANTIC's 1996 Annual Report on Form 10-K.

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements  contain  all  adjustments,   consisting  only  of  normal  recurring
adjustments, necessary for a fair presentation of ATLANTIC's financial statements for the interim periods presented. The results of operations for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year.

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

NOTE 2 REAL ESTATE

REAL ESTATE

     ATLANTIC's real estate, which consists entirely of multifamily communities, at cost, was as follows (dollar amounts in thousands):


                                                  SEPTEMBER 30, 1997            DECEMBER 31, 1996
                                               ------------------------      ------------------------
                                                 COST         UNITS            COST         UNITS
                                               ----------    ----------      ----------    ----------
Operating communities:
      Acquired.............................    $  892,038        17,759      $  878,029        17,727
      Developed............................       193,748         3,318          74,741         1,514
                                               ----------    ----------      ----------    ----------
                                                1,085,786        21,077         952,770        19,241
Communities under construction(1)..........       159,784         4,511         194,587         4,727
Communities in planning:
     Owned(2)..............................        12,939           828(3)        7,795           868(3)
     Under control(4)......................           --          3,416(3)          --          2,228(3)
                                               ----------    ----------      ----------    ----------
                                                   12,939         4,244           7,795         3,096
Land held for future development...........         4,248           --            2,083           --
                                               ----------    ----------      ----------    ----------
   Total...................................    $1,262,757(5)     29,832      $1,157,235(5)     27,064
                                               ==========    ==========      ==========    ==========


                            SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

              NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

--------
(1) At September 30, 1997 includes communities which were leasing completed units of $105.9 million (1,963 units) and communities with no completed units of $53.9 million (2,548 units). Unfunded commitments for all communities under construction were $117.9 million at September 30, 1997 which will result in a total completed construction cost of $277.7 million.
(2) Costs for communities in planning and owned are primarily for land acquisitions.
(3) Unit information is based on management's estimates and is unreviewed and unaudited.
(4) ATLANTIC's investment at September 30, 1997 and December 31, 1996 in land in planning and under control for future development was $4.6 million and $1.4 million, respectively. These amounts are classified as Other Assets.
(5) Communities located in Atlanta, Georgia aggregated 29.5% and 30.7% at September 30, 1997 and December 31, 1996, respectively, of ATLANTIC's real estate, at cost.



     The change in real estate, at cost, for the nine months ended September 30, 1997 consisted of the following (in thousands):

      Balance at January 1, 1997...................................          $1,157,235
      Acquisitions and renovation expenditures.....................              24,589
      Development expenditures, including land acquisitions........             127,715
      Recurring capital expenditures...............................               2,400
      Dispositions.................................................             (48,982)
      Provision for possible loss on investments...................                (200)
                                                                             ----------
      Balance at September 30, 1997................................          $1,262,757
                                                                             ==========

GAINS AND LOSSES FROM DISPOSITIONS OR IMPAIRMENTS OF REAL ESTATE

     ATLANTIC's real estate investments have been made with a view to effective long-term operation and ownership. Based upon ATLANTIC's market research and in an effort to optimize its portfolio composition, ATLANTIC may from time to time seek to dispose of assets that no longer meet ATLANTIC's investment criteria and redeploy the proceeds therefrom, primarily through tax-deferred exchanges, into assets with better prospects for long-term growth. ATLANTIC disposed of three communities during the nine months ended September 30, 1997. ATLANTIC recognized an aggregate gain of $259,000 on these dispositions. These communities accounted for $1,439,000 and $1,002,000 of net operating income for the nine months ended September 30, 1997 and 1996, respectively.

    Long-lived investments held and used are periodically evaluated for impairment and a provision for possible loss is made, if required. ATLANTIC recognized a provision for possible loss of $200,000 during the nine months ended September 30, 1997 associated with one of the communities that was sold in 1997. At September 30, 1997, ATLANTIC's investments are carried at cost, which is not in excess of fair market value.

ACTIVITY SUBSEQUENT TO SEPTEMBER 30, 1997

     In October 1997, ATLANTIC acquired two operating communities aggregating 456 units at an initial investment of $22.4 million and disposed of two communities aggregating 532 units with total proceeds of $17.7 million. ATLANTIC will recognize an aggregate gain of approximately $1.5 million on the two dispositions in the fourth quarter. The two communities disposed of accounted for $1,021,000 and $1,285,000 of net operating income for the nine months ended September 30, 1997 and 1996, respectively.

                            SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

              NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3 HOMESTEAD CONVERTIBLE MORTGAGES

GENERAL

     To provide funds for the completion of construction of the Homestead Village assets sold by ATLANTIC in October 1996, ATLANTIC entered into a funding commitment agreement ("Funding Agreement") which provides for aggregate fundings of $111.1 million in exchange for convertible mortgages ("Homestead Convertible Mortgages"). During the nine months ended September 30, 1997, ATLANTIC funded $97.0 million under the Funding Agreement.

     The Homestead Convertible Mortgages (i) bear interest at 9.0% per annum which is due in interest only payments on a semi-annual basis, (ii) are due October 2006, (iii) are not callable until 2001, and (iv) are convertible at ATLANTIC's option into one share of common stock of Homestead Village Incorporated ("Homestead") for every $11.50 of principal outstanding (approximately 8.5 million shares upon full funding). The individual Homestead Village development projects serve as collateral individually and in the aggregate under cross-collateral provisions.

CARRYING VALUE

     ATLANTIC will receive $98.0 million of Homestead Convertible Mortgages assuming funding of $111.1 million under the Funding Agreement resulting in the recognition of an original issue premium which will be amortized over the term of the Homestead Convertible Mortgages. The value attributed to the conversion feature of the Homestead Convertible Mortgages issued ($6.9 million assuming full funding) has been recognized along with an offsetting discount (deferred credit) in the Homestead Convertible Mortgages balance. This discount will be amortized over the term of the Homestead Convertible Mortgages. The carrying value of the Homestead Convertible Mortgages has been further adjusted to fair value. The fair value adjustment of $35,198,000 is recognized as an unrealized gain in shareholders' equity. The amount of the adjustment is based upon the conversion value of the Homestead Convertible Mortgages and is calculated using the trading price of Homestead common stock at September 30, 1997 of $17.75 per share.

     At September 30, 1997 the carrying value of the Homestead Convertible Mortgages consisted of the following components (in thousands):

      Face amount....................................................    $  85,573
      Original issue premium.........................................       11,427
                                                                         ---------
      Amount funded..................................................       97,000
      Amortization of original issue premium.........................         (249)
      Initial value of conversion feature............................        6,027
      Unamortized discount on conversion feature.....................       (5,896)
      Fair value adjustment..........................................       35,198
                                                                         ---------
     Carrying value..................................................    $ 132,080
                                                                         =========

DEFERRED REVENUE

     ATLANTIC received a commitment fee in the form of warrants to purchase shares of Homestead common stock in return for entering into the Funding Agreement. The warrants, which were distributed to ATLANTIC's common shareholders, were valued at $6.5 million. The commitment fee has been recognized as deferred revenue in the liability section of ATLANTIC's balance sheet and is being amortized over the term of the Homestead Convertible Mortgages.

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

NOTE 4 BORROWINGS

LINES OF CREDIT

     On December 18, 1996, ATLANTIC entered into a $350 million unsecured revolving line of credit agreement with Morgan Guaranty Trust Company of New York ("MGT"), as agent for a group of lenders. Borrowings on the unsecured line of credit bear interest at prime, or at ATLANTIC's option, LIBOR plus a margin of 1.125%. ATLANTIC pays a commitment fee on the average unfunded line of credit balance ranging from 0.125% to 0.25% per annum, depending on the amount of undrawn commitments. The line of credit matures December 1998 and may be extended for one year with the approval of MGT and the other participating lenders.

     All debt incurrences under the unsecured line of credit are subject to certain covenants. Primarily, distributions for the preceding four quarters may not exceed 95% of ATLANTIC's funds from operations (as defined in the credit agreement) for the preceding four quarters. ATLANTIC is in compliance with all such covenants.

     On June 30, 1997, ATLANTIC entered into a $25 million unsecured borrowing agreement with Texas Commerce Bank National Association. This loan, which allows for same day borrowings and more efficient cash management, matures on June 30, 1998 and bears interest at an overnight rate that depends on the availability of funds at the time the borrowing is made. The interest rate on the borrowings has ranged from 6.5% to 7.375%. At September 30, 1997, there were $18.3 million of borrowings outstanding under this agreement.

NOTES PAYABLE

     On August 20, 1997, ATLANTIC completed an offering of $100 million of 7.25% debt securities due 2009 (the "2009 Notes") and $50 million of 7.86% debt securities due 2017 (the "2017 Notes" and together with the 2009 Notes, "the Notes"). The Notes are direct, senior unsecured obligations of ATLANTIC and rank equally with all other unsecured and unsubordinated indebtedness of ATLANTIC from time to time outstanding. The Notes bear interest at the rates stated above, payable semiannually in arrears. Principal installments on the Notes will be paid in each year beginning in 2002 for the 2009 Notes and in 2013 for the 2017 Notes, so that the Notes will amortize beginning in such years. The Notes are redeemable at any time at the option of ATLANTIC, in whole or in part, at a redemption price equal to the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus a make-whole amount, if any. The Notes are governed by the terms and provisions of an indenture agreement. Net proceeds from the offering were approximately $148.8 million, net of underwriters' commissions and other costs, and were used to repay borrowings under ATLANTIC's $350 million unsecured line of credit.

                            SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

              NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

MORTGAGES PAYABLE

     Mortgages payable consisted of the following at September 30, 1997 (dollar amounts in thousands):

                                                                                                 PERIODIC
                                                            INTEREST        MATURITY             PAYMENT         PRINCIPAL
                      COMMUNITY                               RATE            DATE                TERMS           BALANCE
-------------------------------------------------------    ------------    ------------      -----------------  -----------
Conventional fixed rate:
  Cameron Ridge........................................         7.000%         09/10/98(1)   Fully amortizing    $    5,738
  Country Place Village I .............................         7.750%         11/01/00             (2)               1,977
  Country Oaks.........................................         7.655%         07/01/02             (3)               5,888
  Cameron at Hickory Grove.............................         8.000%         07/10/03             (4)               5,941
  Shadowbluff..........................................         8.050%         12/01/05             (5)               5,517
  Cameron Villas I.....................................         8.750%         04/01/24       Fully amortizing        6,295
  Cameron on the Cahaba II.............................         7.125%         03/01/29       Fully amortizing        7,972
                                                                                                                 ----------
                                                                                                                     39,328
                                                                                                                 ----------
Tax-exempt fixed rate or variable rate subject to swap agreements(6):
  Cameron Station......................................         6.000%         05/01/07        Interest only         14,500
  Azalea Park..........................................           (7)          06/01/25        Interest only         15,500
  Cameron Brook........................................           (7)          06/01/25        Interest only         19,500
  Cameron  Cove........................................           (7)          06/01/25        Interest only          8,500
  Clairmont Crest......................................           (7)          06/01/25        Interest only         11,600
  Forestwood...........................................           (7)          06/01/25        Interest only         11,485
  Foxbridge on the Bay.................................           (7)          06/01/25        Interest only         10,400
  The Greens...........................................           (7)          06/01/25        Interest only         10,400
  Parrot's Landing I...................................           (7)          06/01/25        Interest only         15,835
  WintersCreek.........................................           (7)          06/01/25        Interest only          5,000
  Less amounts held in principal reserve fund (8)                                                                    (1,882)
                                                                                                                 ----------
                                                                                                                    120,838
                                                                                                                 ----------
                                                                                                                 $  160,166
                                                                                                                 ==========
   Total annual weighted  average  interest rate(9)....                                                                6.96%
                                                                                                                 ==========

-------
(1) This loan is callable at the option of the mortgage lender on September 10, 1998 and at subsequent five-year intervals through September 10, 2013.
(2) Interest and principal payments due monthly; balloon payment of $1,849,000 due at maturity.
(3) Interest and principal payments due monthly; balloon payment of $5,539,000 due at maturity.
(4) Interest and principal payments due monthly; balloon payment of $5,556,000 due at maturity.
(5) Interest and principal payments due monthly; balloon payment of $4,926,000 due at maturity.
(6) These communities, in addition to others, are held by Security Capital Atlantic Multifamily Incorporated, a wholly owned subsidiary of ATLANTIC. Security Capital Atlantic Multifamily Incorporated is a legal entity that is separate and distinct from ATLANTIC with separate assets, liabilities and business operations.
(7) Interest rate is fixed through swap agreements executed in conjunction with the credit enhancement agreement with the Federal National Mortgage Association ("FNMA") discussed below.
(8) ATLANTIC has a 30-year credit enhancement agreement with FNMA related to the tax-exempt bond issues. This credit enhancement agreement requires ATLANTIC to make monthly payments on each mortgage into a principal reserve fund based on a 30-year amortization.
(9) This rate includes annual fees associated with the mortgage agreements, swap agreements and the credit enhancement agreement and amortization of capitalized costs associated with the mortgage agreements and the credit enhancement agreement.

                            SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

              NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

     Real estate with an aggregate undepreciated cost at September 30, 1997 of $59,538,000 and $205,189,000 serves as collateral for the conventional mortgages payable and the tax-exempt mortgages payable, respectively.

     The change in mortgages payable for the nine months ended September 30, 1997 is as follows (in thousands):

      Balance at January 1, 1997.................................   $    155,790
      Mortgages assumed..........................................          5,521
      Regularly scheduled principal payments.....................         (1,145)
                                                                    ------------
      Balance at September 30, 1997..............................   $    160,166
                                                                    ============

     ATLANTIC is in compliance with all debt covenants required by the mortgage agreements.

INTEREST RATE SWAP AGREEMENTS

     ATLANTIC has effectively eliminated its variable interest rate exposure on its variable interest rate mortgages and $100 million of short-term borrowings by entering into swap agreements. Under the swap agreements ATLANTIC pays a fixed rate of interest to a swap counterparty pursuant to one agreement and receives a variable rate of interest from a swap counterparty pursuant to another agreement. The amounts received from the variable rate agreement are structured such that these amounts will closely approximate the amount of variable interest due on the underlying borrowings. The difference between the variable amount received and the fixed amount paid represents either the cost or the benefit of the interest rate swap agreement and is recorded as an increase or decrease to the variable interest expense associated with the underlying borrowings.

     ATLANTIC has a swap agreement with MGT covering $100 million of borrowings, effectively eliminating a portion of its variable interest rate exposure associated with its short-term borrowings. Under this one-year agreement which became effective on February 5, 1997, ATLANTIC pays a fixed rate of interest on $100 million of borrowings of 5.95%, exclusive of any credit spread. ATLANTIC had a similar swap agreement in place from February 5, 1996 through February 4, 1997. Under the previous agreement, ATLANTIC paid a fixed rate of interest on $100 million of borrowings of 5.96%, exclusive of any credit spread. ATLANTIC paid $222,000 and $336,000 more in interest than it received under these swap agreements during the nine months ended September 30, 1997 and 1996, respectively.

     ATLANTIC's  swap  agreements  related  to  its  tax-exempt   variable  rate
mortgages are summarized as follows:

     AMOUNT OF                                          FIXED
     MORTGAGES             MATURITY DATE           INTEREST RATE(1)                          ISSUER
--------------------  ------------------------   ---------------------  -------------------------------------------------
$23.1 million            August 2002                 6.48%              General Re Financial Products Corporation
 64.6 million            August 2005                 6.72%              Morgan Guaranty Trust Company of New York
  5.0 million            March 2006                  6.21%              Morgan Guaranty Trust Company of New York
 15.5 million            August 2006                 6.49%              Morgan Stanley Derivative Products Inc.
                                                     -----

Weighted average interest rate..................     6.61%
                                                     =====

--------
(1) Includes the fixed interest rate provided by the swap agreements, annual fees associated with the swap agreements and credit enhancement agreement and amortization of capitalized costs associated with the credit enhancement agreement.

                            SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

              NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

     ATLANTIC paid $1,330,000 and $1,299,000 more in interest than it received under the swap agreements related to its tax-exempt variable rate mortgages during the nine months ended September 30, 1997 and 1996, respectively. The swap agreements cover the principal amount of the bonds, net of amounts deposited in the principal reserve fund. ATLANTIC pays interest on the portion of the bonds not covered by the swap agreements (an amount equal to the amount of the principal reserve fund) at the variable rates provided by the mortgage agreements.

     ATLANTIC is exposed to credit loss in the event of non-performance by the swap counterparties. However, ATLANTIC believes the risk of loss is minimal.

INTEREST EXPENSE

     Interest paid in cash on all outstanding debt for the nine months ended September 30, 1997 was $21,787,000, including $7,653,000 of interest capitalized during construction. Interest paid in cash on all outstanding debt for the nine months ended September 30, 1996 was $17,877,000, including $7,587,000 of interest capitalized during construction.

     Amortization of loan costs included in interest expense for the nine months ended September 30, 1997 and 1996 was $235,000 and $1,327,000, respectively.

NOTE 5 MERGER TRANSACTION

TERMS OF TRANSACTION

     On September 8, 1997 ATLANTIC acquired the operations and business of Security Capital (Atlantic) Incorporated (the "REIT Manager") and SCG Realty Services Atlantic Incorporated ("SCG Realty Services") its property manager, in exchange for 2,306,591 of ATLANTIC's common shares, par value $0.01 per share ("Common Shares") (the "Merger"). The REIT Manager and SCG Realty Services were wholly-owned subsidiaries of Security Capital Group Incorporated ("Security Capital"), which owns a majority of ATLANTIC's Common Shares. The Common Shares issued to Security Capital were valued at $54.6 million and a per Common Share price of $23.675 (the average market price of Common Shares over the five-day period prior to the August 6, 1997 record date for determining ATLANTIC's shareholders entitled to vote on the Merger) was used to determine the number of Common Shares issued. As a result of the Merger, ATLANTIC has become an internally-managed REIT and Security Capital remains ATLANTIC's largest shareholder with 50.3% of ATLANTIC's outstanding Common Shares.

     Because ATLANTIC, the REIT Manager and SCG Realty Services were under the common control of Security Capital when the Merger was consummated, the difference between the market value of the Common Shares issued to Security Capital on September 8, 1997 of $51,754,000 and the $878,000 of net tangible assets of the REIT Manager and SCG Realty Services that were acquired by ATLANTIC has been accounted for as a distribution to Security Capital and has been reflected as a deduction to Additional Paid-in Capital (See Note 6).

     As part of the Merger, ATLANTIC's common shareholders (other than Security Capital) received $46.9 million of warrants from Security Capital to purchase 1,675,940 shares of Security Capital Class B common stock. ATLANTIC's common shareholders of record as of September 16, 1997 received 0.071116 warrants for each Common Share held. Each warrant can be exercised for one share of Security Capital Class B common stock at an exercise price of $28.00 per share through September 18, 1998. Security Capital issued these warrants as an incentive to ATLANTIC's shareholders to vote to approve the Merger and to raise additional equity capital at a relatively low cost, in addition to other benefits.

                            SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

              NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

EFFECT ON FUTURE OPERATIONS

     As a result of the Merger, ATLANTIC terminated its REIT management agreement with the REIT Manager and its property management agreement with SCG Realty Services (which covered approximately 97% of ATLANTIC's operating communities). Consequently, ATLANTIC did not incur the costs associated with these agreements after September 8, 1997. However, after the Merger was completed, ATLANTIC did incur, and will continue to incur, certain of the operating costs of the businesses acquired, primarily the personnel costs associated with the employees of the REIT Manager and SCG Realty Services who have now become employees of ATLANTIC. In addition, ATLANTIC purchased, and will continue to purchase, certain administrative services from Security Capital under an Administrative Services Agreement (ASA). The fees payable under the ASA are equal to Security Capital's cost plus 20%. For the initial term of the agreement (through December 31, 1998), the fees payable to Security Capital will not exceed approximately $5.2 million, but may be less than that amount as any cost savings will accrue to ATLANTIC. Of the total, approximately $1.5 million will apply to the period from September 9, 1997 to December 31, 1997. ATLANTIC incurred $204,000 of costs under the ASA for the period September 9, 1997 through September 30, 1997.

     Costs related to the management function, including charges under the ASA, incurred subsequent to the Merger are collectively referred to as "management costs". Management costs related to property operations are reflected as rental expenses in arriving at net operating income. Certain direct and indirect qualifying management costs related to the acquisition and development of multifamily communities have been capitalized ($267,000 for the period September 9, 1997 through September 30, 1997). Management costs that have not been capitalized and are not classified as rental expenses are reflected as general and administrative expenses.

NOTE 6 SHAREHOLDERS' EQUITY

COMPLETED CAPITAL OFFERINGS

     In May 1997 ATLANTIC completed an underwritten public offering of 4,077,200 Common Shares at a price of $21.50 per share. The proceeds from the sale of these Common Shares, net of underwriters' commissions and other expenses, were approximately $82.2 million.

     In connection with the Merger discussed in Note 5, ATLANTIC completed a fully-subscribed rights offering pursuant to which 2,552,770 Common Shares were sold at $22.375 per share. ATLANTIC's common shareholders received one right for each Common Share held on August 6, 1997 and eight rights were needed to purchase one Common Share. The rights were offered to allow ATLANTIC's common shareholders (other than Security Capital) to maintain their relative ownership in ATLANTIC after the Merger by purchasing additional Common Shares at a price below the price at which Security Capital received Common Shares in the Merger. Proceeds from the offering were approximately $56.9 million, net of costs.

     On August 20, 1997 ATLANTIC completed an offering of 2,000,000 shares of Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share with a stated liquidation preference of $25.00 per share (the "Series A Preferred Shares"). Holders of the Series A Preferred Shares are entitled to receive cumulative preferential cash distributions at a rate of 8.625% per annum. The Series A Preferred Shares will be redeemable on or after August 20, 2002 by ATLANTIC for cash at a redemption price to be determined, plus all accrued and unpaid distributions. Subject to certain exceptions, the holders of Series A Preferred Shares will have no voting rights. The Series A Preferred Shares will not be convertible into or exchangeable for any other property or securities of ATLANTIC. Proceeds from the offering were approximately $48.3 million, net of underwriters' commissions and other costs.

     The proceeds from ATLANTIC's 1997 offerings were used to repay borrowings under ATLANTIC's $350 million unsecured line of credit.

                            SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

              NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

SHELF REGISTRATION

     On October 22, 1997, ATLANTIC filed a $500 million shelf registration statement with the Securities and Exchange Commission, which was declared effective on November 6, 1997. These securities can be issued in the form of senior unsecured debt, preferred shares and common shares on an as-needed basis, subject to ATLANTIC's ability to effect an offering on satisfactory terms.

DISTRIBUTIONS

     ATLANTIC paid quarterly distributions of $0.39 per Common Share on February 19, 1997, May 27, 1997 and August 26, 1997. On October 27, 1997 ATLANTIC's Board of Directors (the "Board") declared a distribution of $0.39 per Common Share for the fourth quarter of 1997. The distribution is payable on November 25, 1997 to common shareholders of record on November 11, 1997.

EARNINGS PER SHARE

     In the fourth quarter of 1997, ATLANTIC will adopt Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which changes the method used to compute earnings per share. The impact of SFAS No. 128 on the calculation of ATLANTIC's earnings per share is not expected to be material.

ADDITIONAL PAID-IN CAPITAL

     During the nine months ended September 30, 1997 ATLANTIC entered into certain transactions which affected Additional Paid-in Capital which are summarized as follows:

                                                                                    (in thousands)

      Balance at January 1, 1997................................................    $    747,640
      Shares issued to the public, net of costs.................................         137,408
      Common Shares issued to affiliate in Merger, net of costs of $882,000.....          50,849
      Distribution  to affiliate in Merger......................................         (50,876)
      Common Shares issued under employee stock purchase plan...................          13,277
                                                                                     -----------
      Balance at September 30, 1997.............................................    $    898,298
                                                                                     ===========

NOTE 7 LONG-TERM COMPENSATION

     On September 8, 1997, ATLANTIC's common shareholders approved a long-term incentive plan which includes an employee stock purchase plan and a stock option plan (the "Incentive Plan"). No more than 3,000,000 Common Shares in the aggregate may be awarded under the Incentive Plan and no individual may be awarded more than 500,000 Common Shares in any one-year period.

EMPLOYEE STOCK PURCHASE PLAN

     Under the employee stock purchase plan, certain employees of ATLANTIC purchased 592,020 Common Shares at a price of $22.4375 per share on September 8, 1997. ATLANTIC financed 95% of the total purchase price through ten-year, recourse loans to the participants aggregating $12,614,000 (including $10,711,000 due from officers of ATLANTIC). The loans, which have been recorded as a deduction in Shareholders' Equity, bear interest at the lower of ATLANTIC's annual dividend yield or 6% per annum. The loans are secured by the Common Shares purchased. For each Common Share purchased, participants were granted two options, each to purchase one Common Share at a price of $22.4375 per share. Proceeds from this sale, net of the loans received, were $0.7 million.

                            SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

              NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

STOCK OPTIONS

     At September 30, 1997 ATLANTIC had stock options outstanding under various stock option plans as follows:


                                                        NUMBER           EXERCISE            EXPIRATION
                                                      OF OPTIONS          PRICE                 DATE
                                                     -------------     -------------    ----------------------
Outside Directors Plan (1)........................          3,000      $      24.00     October 14, 2001
Outside Directors Plan (1)........................          3,000      $     21.875     May 29, 2002
Options held by employees (2) (3).................      1,277,862      $    22.4375     September 8, 2007
                                                     -------------
      Total.......................................      1,283,862
                                                     =============

--------
(1)  Options are fully exercisable.
(2)  Vesting at various rates over periods from five to ten years.
(3) Includes 93,822 options whose holders are awarded dividend equivalent units or "DEUs" on December 31st of each year of the ten-year plan. The options and DEUs vest at a rate of 25% per year beginning on September 8, 1999. The DEUs are accrued in the form of Common Shares at a rate of one Common Share per DEU.

     ATLANTIC has adopted the provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Under the provisions of this statement, ATLANTIC will continue to account for its stock options under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

Board of Directors and Shareholders
SECURITY CAPITAL ATLANTIC INCORPORATED

     We have reviewed the accompanying condensed balance sheet of Security Capital Atlantic Incorporated as of September 30, 1997 and the related condensed statements of earnings for the three and nine months ended September 30, 1997 and 1996 and the condensed statements of cash flows for the nine months ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Dallas, Texas
November 7, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with ATLANTIC's condensed financial statements and the notes thereto included in Item 1 of this report. See ATLANTIC's 1996 Form 10-K for a discussion of various risk factors associated with forward looking statements made in this document.

OVERVIEW

GENERAL

     ATLANTIC's results of operations, financial position and liquidity have been influenced by the operations of and investments in real estate, which consist entirely of multifamily communities. Detailed information about ATLANTIC's real estate investments at September 30, 1997 and its real estate investment activity during the nine months then ended is provided below under "--Real Estate Investments". A description of the Merger is included in Note 5 to the Condensed Financial Statements in Item 1 and the Merger's financial impact is discussed below in "--Results of Operations--Merger Transaction".

REAL ESTATE INVESTMENTS

OPERATING COMMUNITIES

     The following table summarizes  ATLANTIC's investment activity with respect
to  operating   communities  for  the  periods   indicated  (dollar  amounts  in
thousands):

                                                 THREE MONTHS        THREE MONTHS         THREE MONTHS         NINE MONTHS
                                                    ENDED                ENDED                ENDED                ENDED
                                                MARCH 31, 1997       JUNE 30, 1997      SEPTEMBER 30, 1997   SEPTEMBER 30, 1997
                                               -----------------   ------------------   ------------------   ------------------
OPERATING COMMUNITIES AT END OF PERIOD:
    Communities............................                72                   71                   78                   78
    Units..................................           19, 241               19,265               21,077               21,077
    Total investment(1)....................    $      968,081      $       979,127     $      1,091,388      $     1,091,388
    Cost per unit..........................    $         50.3      $          50.8     $           51.8      $          51.8

INVESTMENT ACTIVITY DURING THE PERIOD:
  DEVELOPMENTS COMPLETED:
    Communities...........................                --                     1                    5                    6
    Units.................................                --                   384                1,420                1,804
    Total investment(1)...................                --       $        21,529     $         93,284      $       114,813
    Cost per unit.........................                --       $          56.1     $           65.7      $          63.6

  ACQUISITIONS (2):
    Communities...........................                --                   --                     2(3)                 2
    Units.................................                --                   --                   392                  392
    Total investment(1)...................                --                   --      $         17,652      $        17,652
    Cost per unit.........................                --                   --      $           45.0      $          45.0

DISPOSITIONS:
    Communities...........................                --                    2(4)                  1(5)                 3
    Units.................................                --                  360                   504                  864
    Proceeds..............................                --       $       12,602      $         36,250      $        48,852
    Gain..................................                --       $          259                   --       $           259


----------
(1)  Represents cost plus budgeted capital expenditures.
(2) See ATLANTIC's Form 10-K for a discussion of various risks associated with ATLANTIC's acquisition activities.
(3) Represents one community in Raleigh, North Carolina and one community in Nashville, Tennessee.
(4) Represents one community in Miami, Florida and one community in Tampa, Florida.
(5) Represents a community under construction located in Washington, D.C. that was disposed of prior to completion.

COMMUNITIES UNDER DEVELOPMENT

     ATLANTIC believes that development of multifamily communities from the ground up, which are built for long-term ownership and designed to meet broad renter preferences and demographic trends, will provide a greater source of long-term cash flow growth in the future. However, ATLANTIC's development activity is dilutive to net earnings and funds from operations in the short term although it is expected to add significantly to ATLANTIC's long-term performance as the developments reach stabilization later in 1998 and in subsequent years as shown in the table under "---Real Estate Investments---Current Development Activity".

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

     The lease-up phase commences when units are placed in service. During the lease-up phase, ATLANTIC's policy is to expense operating expenses (including pre-opening marketing expenses) and interest expense which during the construction period is capitalized. The operating expenses and the interest expense on such completed units will typically exceed rental revenues, due to less than break-even occupancy, resulting in dilution in the form of a "lease-up" deficit. These deficits are typically experienced for a period of two to four months after "first units" are placed in service.

     Development dilution begins to decline once occupancy increases and revenues from completed units exceed the operating expenses and interest expense associated with such completed units. However, the net operating income generated during this pre-stabilized period is less than the net operating income which would be earned if the community were stabilized. The time required to achieve stabilization generally ranges from six to twelve months after completion of construction. ATLANTIC's entire portfolio of communities currently under construction are expected to be stabilized by the fourth quarter of 1999.

     ATLANTIC's development activity for the periods indicated is summarized below (dollar amounts in thousands):


                                              THREE MONTHS        THREE MONTHS         THREE MONTHS         NINE MONTHS
                                                 ENDED                ENDED               ENDED                ENDED
                                             MARCH 31, 1997      JUNE 30, 1997       SEPTEMBER 30, 1997   SEPTEMBER 30, 1997
                                            -----------------   ------------------   ------------------   ------------------
STARTS DURING PERIOD:
     Communities........................                 2                  3                      4                    9
     Units                                             668                620                    948                2,236
     Total investment(1)................    $       44,346      $      39,285       $         59,277      $       142,908
     Cost per unit......................    $         66.4      $        63.4       $           62.5      $          63.9

COMPLETIONS DURING PERIOD:
     Communities........................               --                   1                      5                    6
     Units                                             --                 384                  1,420                1,804
     Total investment(1)................               --       $      21,529       $         93,284      $       114,813
     Cost per unit......................               --       $        56.1       $           65.7      $          63.6

STABILIZATIONS DURING PERIOD:
     Communities........................                 1                --                       2                    3
     Units..............................               408                --                     828                1,236
     Total investment(1)................    $       21,477                --        $         53,028      $        74,505
     Cost per unit......................    $         52.6                --        $           64.0      $          60.3

UNDER CONSTRUCTION AT END OF PERIOD (2):
     Communities.........................               16                 18                     16                   16
     Units...............................            5,395              5,487                  4,511                4,511
     Total investment(1)                    $      335,591      $     347,177       $        277,735      $       277,735
     Cost per unit.......................   $         62.2      $        63.3       $           61.6      $          61.6
     Investment to date..................   $      238,176      $     250,526       $        159,784      $       159,784


--------
(1) Represents cost plus additional budgeted development expenditures at September 30, 1997, which include the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period.
(2) See ATLANTIC's 1996 Form 10-K for a discussion of various risks associated with ATLANTIC's development and construction activities.

CURRENT DEVELOPMENT ACTIVITY

     ATLANTIC's 16 communities under construction at September 30, 1997 are located in 9 of ATLANTIC's 13 primary target market cities. The communities are at various stages of completion as presented below (dollar amounts in thousands):

                                                                                            DATE OF         EXPECTED
                                                                 TOTAL          START        FIRST        STABILIZATION
                                   NUMBER       INVESTMENT      EXPECTED         DATE        UNITS            DATE          %
                                     OF          COST TO       INVESTMENT     (QUARTER/     (QUARTER/      (QUARTER/      LEASED
                                    UNITS          DATE           (1)           YEAR)       YEAR) (2)        YEAR)          (3)
                                  ---------    ------------    -----------    ----------    ----------    ------------    ---------
DEVELOPMENTS UNDER CONSTRUCTION
AND IN LEASE-UP (4):
  BIRMINGHAM, ALABAMA:
     Cameron at the Summit I.....      372     $    19,815     $   21,781         2Q/96         2Q/97           1Q/99        91.2%
  CHARLOTTE, NORTH CAROLINA:
     Waterford Square II.........      286          15,654         16,637         2Q/96         2Q/97           1Q/99        55.7
  JACKSONVILLE, FLORIDA:
     Cameron Lakes II............      253          13,474         15,785         4Q/96         2Q/97           4Q/98        78.3
     Cameron Timberlin Parc I(5).      320          17,157         17,185         4Q/95         3Q/96           1Q/98        86.7
  NASHVILLE, TENNESSEE:
     Cameron Overlook............      452          22,111         23,888         2Q/96         2Q/97           1Q/99        83.5
  RICHMOND, VIRGINIA:
     Cameron Crossing I..........      280          17,637         18,648         1Q/96         2Q/97           3Q/98        92.5
                                  ---------    ------------    -----------                                                ---------
     TOTAL IN LEASE-UP               1,963     $   105,848     $  113,924                                                    82.0%
                                  ---------    ------------    -----------                                                ---------

OTHER DEVELOPMENTS
UNDER CONSTRUCTION:
  ATLANTA, GEORGIA:
     Cameron Landing.............      368     $     8,603     $   22,340         1Q/97         2Q/98           4Q/99          N/A
  CHARLOTTE, NORTH CAROLINA:
     Cameron Matthews............      212           4,286         12,132         2Q/97         2Q/98           1Q/99          N/A
  ORLANDO, FLORIDA:
     Cameron Promenade...........      212           2,868         13,876         3Q/97         3Q/98           2Q/99          N/A
     The Wellington II...........      120           1,941          8,936         3Q/97         3Q/98           1Q/99          N/A
  RALEIGH, NORTH CAROLINA:
     Cameron at Southpoint.......      288           2,980         17,330         3Q/97         4Q/98           4Q/99          N/A
     Cameron Woods...............      328           1,906         19,135         3Q/97         3Q/98           4Q/99          N/A
  RICHMOND VIRGINIA:
     Cameron at Virginia Center..      264           4,003         17,266         2Q/97         2Q/98           2Q/99          N/A
     Cameron at Wyndham (6)......      312          15,354         20,903         3Q/96         4Q/97           2Q/99          N/A
     Cameron Crossing II.........      144           2,499          9,887         2Q/97         3Q/98           1Q/99          N/A
  SOUTHEAST FLORIDA:
     Cameron Waterways...........      300           9,496         22,006         1Q/97         2Q/98           3Q/99          N/A
                                  ---------    ------------    -----------
     TOTAL OTHER                     2,548     $    53,936     $  163,811
                                  ---------    ------------    -----------
     TOTAL DEVELOPMENTS
        UNDER CONSTRUCTION           4,511     $   159,784     $  277,735
                                  =========    ============    ===========


----------
(1) Represents costs plus additional budgeted development expenditures at September 30, 1997, which include the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period.
(2) Represents the date that the first completed units were made available for leasing (or are expected to be made available for leasing). ATLANTIC begins leasing completed units prior to completion of the entire community.
(3) The percentage leased is based on total units completed and available for lease.
(4) A development community is considered in "lease-up" once ATLANTIC begins leasing completed units.
(5)  This community's final units were delivered in October 1997.
(6)  This community's first units were delivered in October 1997.

ACTIVITY SUBSEQUENT TO SEPTEMBER 30, 1997

     In October 1997, ATLANTIC acquired two operating communities: one community in Tampa, Florida with 168 units and a total expected investment of $7.5 million and one community in Columbus, Ohio with 288 units and a total expected investment of $14.9 million. Additionally, ATLANTIC acquired land in Indianapolis, Indiana for the future development of a 202-unit community. ATLANTIC's market research has identified Columbus and Indianapolis as having attractive supply and demand characteristics and ATLANTIC plans to achieve a strong presence in these two new primary target market cities.

     Also in October  1997,  ATLANTIC  disposed  of two  communities  located in
Memphis,  Tennessee.  These  two  communities  aggregated  532  units  and total proceeds were $17.7 million. ATLANTIC will recognize an aggregate gain of approximately $1.5 million on these dispositions in the fourth quarter. These communities accounted for $1,021,000 and $1,285,000 of net operating income for the nine months ended September 30, 1997 and 1996, respectively. ATLANTIC's plans for the Memphis market are discussed below under "Results of Operations--Communities Fully Operating Throughout Both Periods--Market Analysis".

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Net earnings attributable to Common Shares for the nine months ended September 30, 1997 and 1996 were $34.5 million and $27.5 million, respectively. Net earnings increased $7.0 million in the nine months ended September 30, 1997 over the nine months ended September 30, 1996.

PROPERTY OPERATIONS

     At September 30, 1997, ATLANTIC had 21,077 operating multifamily units as compared to 17,535 operating multifamily units at September 30, 1996. The increased number of communities in operation resulted in increases in rental income ($24.1 million in 1997 over 1996), rental expenses ($5.3 million in 1997 over 1996), real estate taxes ($2.3 million in 1997 over 1996), property management fees ($0.7 million in 1997 over 1996) and depreciation ($4.4 million in 1997 over 1996). Rental expenses and property management fees were also impacted by the Merger as discussed in "-- Merger Transaction" below.

     During the period prior to a community being stabilized, management begins implementing expense controls, reconfiguring the resident profile, supervising renovations and implementing a strategy to increase rental income. The full benefits of the changes are not reflected until the communities are stabilized. At September 30, 1997, 26.9% of ATLANTIC's operating multifamily communities, based on total expected investment cost, were classified as pre-stabilized as compared to 20.8% at September 30, 1996.

    Because ATLANTIC will be completing construction on its current development portfolio and acquiring additional operating communities in its target market, ATLANTIC anticipates increases in rental income and property-level expenses in subsequent periods.

COMMUNITIES FULLY OPERATING THROUGHOUT BOTH PERIODS

    Operating Summary

     ATLANTIC had 47 "same store" communities that were fully operational throughout the first nine months of 1996 and 1997. These same store communities consist of 12,783 units at a total expected investment cost of $646.8 million (59.3% of ATLANTIC's total operating portfolio) at September 30, 1997. The operating performance of these same store communities is as follows:


      FIRST NINE MONTHS OF 1997 COMPARED TO FIRST NINE MONTHS OF 1996:
        Collections growth (1)...................................................................   1.74%
        Operating expense increase, as adjusted (2)..............................................   0.92%
        Net operating income growth, as adjusted (3).............................................   2.27%
      NINE MONTHS ENDED SEPTEMBER 30, 1997:
        Average physical occupancy...............................................................  94.96%
        Actual operating expense ratio (4).......................................................  40.34%
        Actual average rental rate per unit......................................................  $ 716
        Recurring capital expenditures per unit..................................................  $ 174


--------
(1) Collections represents actual rent and other income collected, net of vacancies, bad debts and concessions.
(2) Operating expense, as adjusted represents operating expenses (excluding depreciation and interest expense) as adjusted to remove the accounting differences which result from capitalizing certain costs during the period of pre-stabilization and expensing those costs once the community has reached stabilization.
(3) Net operating income, as adjusted represents total collected revenues less operating expenses, as adjusted.
(4)  Actual  operating  expense  ratio  represents  actual  operating   expenses
     (excluding depreciation and interest expense) as a percentage of total collected revenues.

    ATLANTIC's operating results are a function of rental collections and rental expenses. Rental collections are a function of rental rates and occupancy levels achieved. ATLANTIC's operating personnel continually monitor rental rates and occupancy levels in an effort to maximize rental collections. At times, ATLANTIC finds it advantageous to increase rental rates, even though this may cause occupancy levels to decrease, as long as the expected result is an increase in rental collections. ATLANTIC experienced a slight decrease in same store community occupancy during the first nine months of 1997 over the first nine months of 1996 (94.96% compared to 95.01%). However, ATLANTIC's same store average rental rate of $716 per unit for 1997 was 2.29% higher than the 1996 same store average rental rate of $700. Consequently, same store rental collections during the first nine months of 1997 have increased by 1.74% over the first nine months of 1996. ATLANTIC expects that rental collections will continue to grow in 1998 at a pace slightly ahead of the growth experienced in 1997.

     ATLANTIC's rental expenses as a percentage of rental revenues for ATLANTIC's same store communities have generally remained flat (ranging between 39.5% and 40.8%), primarily due to a continual effort by ATLANTIC to reduce resident turnover, thereby reducing the costs associated with re-leasing vacated units. ATLANTIC expects rental expenses as a percentage of rental revenues to remain at a level consistent with the level achieved over the past two years. The expected trends in rental rates, occupancy, and rental expenses are expected to have a positive impact on ATLANTIC's future operating results.

         Market Analysis

     The following table presents occupancy levels and collections growth for the 47 same store communities by market:

                                                                                                          TOTAL
                                     AVERAGE          AVERAGE        COLLECTIONS        SAME STORE       ATLANTIC
                                     PHYSICAL         PHYSICAL       GROWTH 1997       COMMUNITIES      PORTFOLIO
                                    OCCUPANCY        OCCUPANCY         COMPARED           % BY            % BY
                                       1997             1996           TO 1996           MARKET         MARKET (1)
                                   -------------    -------------    -------------    -------------    -------------
MID-ATLANTIC:
Charlotte, North Carolina........       94.80%           96.32%           (5.18)%           2.39%            6.40%
Greenville, South Carolina (2)...        --               --               --               --               0.82
Memphis, Tennessee...............       91.55            93.37            (5.70)            2.71             3.12
Nashville, Tennessee.............       94.31            94.80             0.31             5.35             4.87
Raleigh, North Carolina..........       96.30            95.44             1.67             2.49            10.92
Richmond, Virginia...............       96.11            95.71             4.15             4.61             7.05
Washington, D.C..................       96.27            94.33             4.15             7.19             6.93
                                   -------------    -------------    -------------    -------------    -------------
    Total Mid-Atlantic...........       94.82%           94.80%            0.92%           24.74%           40.11%
                                   -------------    -------------    -------------    -------------    -------------

SOUTHEAST:
Atlanta, Georgia.................       94.76%           94.81%            1.10%           42.91%           27.72%
Birmingham, Alabama..............       95.41            94.93            (1.46)            4.41             5.29
                                   -------------    -------------    -------------    -------------    -------------
    Total Southeast..............       94.82%           94.82%            0.88%           47.32%           33.01%
                                   -------------    -------------    -------------    -------------    -------------

FLORIDA:
Ft. Lauderdale/West Palm Beach,
   Florida.......................       95.09%           94.99%            5.21%            7.27%            9.60%
Jacksonville, Florida............       93.69            97.63            (2.73)            1.90             5.91
Orlando, Florida.................       95.55            95.47             5.23             6.48             4.73
Tampa/Ft. Myers/Sarasota,
   Florida.......................       95.41            95.43             3.03            12.29             6.64
                                   -------------    -------------    -------------    -------------    -------------
    Total Florida................       95.26%           95.45%            3.73%           27.94%           26.88%
                                   -------------    -------------    -------------    -------------    -------------
    Totals.......................       94.96%           95.01%            1.74%          100.00%          100.00%
                                   =============    =============    =============    =============    =============


--------
(1) Represents percentage of operating communities and communities under construction in each market.
(2) ATLANTIC entered this market subsequent to January 1, 1996. Therefore, there are no communities for the same store comparison.

     While ATLANTIC's same store communities have experienced an overall increase in collections of 1.74% for the first nine months of 1997 as compared to the same period in 1996, certain of its primary target market cities have experienced collections decreases. Management believes that the decreases experienced in Charlotte, Birmingham and Jacksonville are caused by temporary supply imbalances which are expected to reverse before the end of 1998. In Atlanta, which represents 43% of the same store communities, same store collections grew 1.10% over the same period in 1996. This small increase was expected since ATLANTIC experienced strong occupancies and rental rates in Atlanta in 1996 associated with the Summer Olympics.

     ATLANTIC employs an "asset optimization strategy" which is based on market research and is aimed at optimizing its portfolio composition. Under this strategy, ATLANTIC may from time to time dispose of assets that no longer meet its long-term investment objectives and redeploy those assets, preferably through tax-deferred exchanges, into assets with better prospects for growth. As noted above, ATLANTIC disposed of two communities in Memphis in October 1997. These two communities, which are the only Memphis communities in the same store comparisons above, experienced a 5.70% decrease in collections in 1997 as compared to 1996. Management believes that the opportunities for growth in Memphis are limited. Accordingly, this market is no longer considered a primary target market city.

HOMESTEAD CONVERTIBLE MORTGAGES INTEREST INCOME

     ATLANTIC began funding the Homestead Convertible Mortgages in 1997. At September 30, 1997 ATLANTIC had funded $97.0 million of its total funding commitment to Homestead of $111.1 million. For the nine months ended September 30, 1997 ATLANTIC recognized interest income related to these mortgages of $2.3 million. The interest income will increase as ATLANTIC funds the remaining Homestead Convertible Mortgages by early 1998.

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

INTEREST EXPENSE

     The following summarizes ATLANTIC's interest expense (in thousands):


                                                                 NINE MONTHS
                                                                    ENDED
                                                                 SEPTEMBER 30,
                                                          ---------------------------
                                                            1997            1996
                                                          -----------     -----------

       Mortgages payable ..............................   $   8,112       $   6,677
       Notes payable...................................       1,285             --
       Lines of credit.................................      12,828          12,734
       Capitalized interest............................      (7,653)         (7,587)
                                                          -----------     -----------
       Total interest expense..........................   $  14,572       $  11,824
                                                          ===========     ===========


     Mortgage interest expense increased $1.4 million in the nine months ended September 30, 1997 as compared to the same period in 1996. This increase is the result of additional weighted average mortgage debt outstanding.

     ATLANTIC issued notes payable in August 1997 and recognized $1.3 million of interest related to this debt in 1997.

     Interest expense on the lines of credit increased $0.1 million in the nine months ended September 30, 1997 over the same period in 1996. This increase is primarily a function of an increase in the average outstanding balance ($233.9 million in 1997 as compared to $202.9 million in 1996), partially offset by a lower weighted average daily interest rate (7.19% in 1997 as compared to 7.40% in 1996). The increase is further offset by a decrease in amortization of debt issuance costs and other loan-related costs as a result of the write-off of loan-related costs in the fourth quarter of 1996 in connection with the extinguishment of ATLANTIC's previous secured line of credit facility.

     The increase in interest expense is also offset by increases in capitalized interest of $66,000 in the nine months ended September 30, 1997 as compared to the same period in 1996. This increase in capitalized interest is the result of ATLANTIC's increased development activity.

REIT MANAGEMENT FEE PAID TO AFFILIATE

     The REIT management fee paid by ATLANTIC increased by $1.1 million in the nine months ended September 30, 1997 as compared to the same period in 1996 due to the increased number of communities in operation in 1997, partially offset by the effect of the termination of the REIT management agreement as a result of the Merger as discussed in "--Merger Transaction" below.

GENERAL AND ADMINISTRATIVE

   General and administrative expense increased by $0.5 million for the nine months ended September 30, 1997 over the nine months ended September 30, 1996, primarily due to costs incurred after the Merger as discussed in "--Merger Transaction" below.

MERGER TRANSACTION

     As a result of the Merger, ATLANTIC terminated its REIT management agreement with the REIT Manager and its property management agreement with SCG Realty Services (which covered approximately 97% of ATLANTIC's operating communities). Consequently, ATLANTIC did not incur the costs associated with these agreements after September 8, 1997. However, after the Merger was completed, ATLANTIC did incur, and will continue to incur, certain of the operating costs of the businesses acquired, primarily the personnel costs associated with the employees of the REIT Manager and SCG Realty Services who have now become employees of ATLANTIC. In addition, ATLANTIC purchased, and will continue to purchase, certain administrative services from Security Capital under an Administrative Services Agreement (ASA). The fees payable under the ASA are equal to Security Capital's cost plus 20%. For the initial term of the agreement (through December 31, 1998), the fees payable to Security Capital will not exceed approximately $5.2 million, but may be less than that amount as any cost savings will accrue to ATLANTIC. Of the total, approximately $1.5 million will apply to the period from September 9, 1997 to December 31, 1997. ATLANTIC incurred $204,000 of costs under the ASA for the period September 9, 1997 through September 30, 1997.

     Costs related to the management function, including charges under the ASA, incurred subsequent to the Merger are collectively referred to as "management costs". Management costs related to property operations are reflected as rental expenses in arriving at net operating income. Certain direct and indirect qualifying management costs related to the acquisition and development of multifamily communities have been capitalized ($267,000 for the period September 9, 1997 through September 30, 1997). Management costs that have not been capitalized and are not classified as rental expenses are reflected as general and administrative expenses.

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Property revenues, operating expenses, depreciation, property level net operating income and net earnings for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 reflect changes similar to those discussed in the preceding paragraphs for the comparison of the nine months ended on the same dates and the changes are substantially attributable to the same reasons discussed in the preceding paragraphs.

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

OVERVIEW

     ATLANTIC considers its liquidity and ability to generate cash from operations and financings to be adequate and expects it to continue to be adequate to meet ATLANTIC's development, acquisition, operating, debt service, Homestead commitment and shareholder distribution requirements.

     ATLANTIC expects to finance future activities with cash on hand and borrowings under its lines of credit prior to arranging long-term capital. The lines of credit will facilitate an efficient response to market opportunities while minimizing the amount of cash invested in short-term investments at lower yields. At September 30, 1997, ATLANTIC had $290.2 million available for borrowing under its lines of credit. Another source of future liquidity and financial flexibility is ATLANTIC's $500 million of shelf-registered securities which can be issued in the form of unsecured long-term debt, preferred shares or common shares on an as-needed basis, subject to ATLANTIC's ability to effect an offering on satisfactory terms. ATLANTIC believes that its current conservative ratio of long-term debt to total long-term undepreciated book capitalization (which was 24.0% at September 30, 1997) provides considerable flexibility to prudently increase its capital base by utilizing long-term debt as a financing tool in the future within the framework of the restrictive covenants in ATLANTIC's current debt agreements. Long-term undepreciated book capitalization is defined as the sum of long-term debt and shareholders' equity after adding back accumulated depreciation.

     Net cash flow provided by operating activities increased by $10.8 million for the nine months ended September 30, 1997 as compared to the same period in 1996, principally due to the increased number of communities in operation in 1997. ATLANTIC's investment activities during the nine months ended September 30, 1997 used $199.7 million of cash on a net basis, an increase of $15.1 million over the nine months ended September 30, 1996. Such activities consisted primarily of acquiring and developing multifamily communities in both 1997 and 1996. In addition, ATLANTIC invested $97.0 million in the Homestead Convertible Mortgages in 1997. ATLANTIC's financing activities provided net cash flow of $144.0 million for the nine months ended September 30, 1997 and $142.5 million for the nine months ended September 30, 1996. In 1997 ATLANTIC raised a total of $336.9 million in net proceeds from the sale of Common Shares ($139.8 million), Series A Preferred Shares ($48.3 million) and long-term senior debt securities ($148.8 million). The proceeds from these offerings were used to repay borrowings under ATLANTIC's $350 million unsecured line of credit, accordingly, repayments on ATLANTIC's lines of credit were $143.2 million greater than borrowings in 1997. In 1996, net proceeds from the sale of Common Shares were $118.9 million and borrowings on ATLANTIC's line of credit were $44.0 million, net of repayments.

HOMESTEAD CONVERTIBLE MORTGAGES

     At September 30, 1997, ATLANTIC had funded $97.0 million of its total $111.1 million commitment to Homestead and expects the remaining $14.1 million commitment to be funded by early 1998. Upon full funding, ATLANTIC will have Homestead Convertible Mortgages with a face amount of $98.0 million. These mortgages are convertible into Homestead common stock on a basis of one share of Homestead common stock for every $11.50 of principal face amount outstanding, which would result in the ownership of approximately 8.5 million shares of Homestead common stock. Assuming full funding and full conversion and using the Homestead common stock closing price on September 30, 1997, ATLANTIC's ownership in Homestead would result in the following incremental value per ATLANTIC Common Share (in thousands, except per share amounts):


      Homestead common stock price............................................     $   17.750
      Conversion price........................................................         11.500
                                                                                   ----------
      Incremental value per share of Homestead common stock...................     $    6.250
      Shares of Homestead common stock upon conversion (at full funding)......          8,522
                                                                                   ----------
      Total incremental value from conversion.................................     $   53,263
      ATLANTIC Shares outstanding at September  30, 1997......................         47,420
                                                                                   ----------
      Assumed incremental value per ATLANTIC Common Share.....................     $     1.12
                                                                                   ==========


     The Homestead Convertible Mortgages, which are not callable until 2001, provide ATLANTIC with another source of future liquidity and financial flexibility. Management intends to monitor its investment in the Homestead Convertible Mortgages and evaluate opportunities to utilize this financial resource.

COMMITMENTS

     In addition to the Homestead commitment, ATLANTIC had 1,963 units under construction and in lease-up with a total budgeted development cost of $113.9 million of which $8.1 million was unfunded at September 30, 1997. Also at September 30, 1997, ATLANTIC had 2,548 units under construction, but not yet in lease-up, with a total budgeted development cost of $163.8 million of which $109.9 million was unfunded. ATLANTIC owned multifamily developments in planning at September 30, 1997 aggregating 828 units located in various target market cities with a total budgeted development cost of $60.5 million. ATLANTIC's multifamily developments in planning and under control at September 30, 1997 aggregated 3,416 units with a total budgeted development cost of $239.0 million. The foregoing developments are subject to a number of conditions and ATLANTIC cannot predict with certainty that any of them will be consummated.

COMMON SHARE DISTRIBUTIONS

     ATLANTIC's current distribution policy is to pay quarterly cash distributions to common shareholders based upon what it considers to be a reasonable percentage of cash flow. Because depreciation is a non-cash expense, cash flow typically will be greater than earnings from operations and net earnings. Therefore, quarterly cash distributions may be higher than quarterly earnings, resulting in a reduction to shareholders' equity. In light of the transaction with Homestead and ATLANTIC's initial public offering, the Board announced a projected annual distribution level of $1.56 per Common Share for 1997 on December 19, 1996. ATLANTIC paid quarterly cash distributions of $0.39 per Common Share on February 19, 1997, May 27, 1997 and August 26, 1997. On October 27, 1997 the Board declared a distribution of $0.39 per Common Share for the fourth quarter of 1997. The distribution is payable on November 25, 1997 to common shareholders of record on November 11, 1997. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of ATLANTIC.

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

     In 1996, ATLANTIC sold its Homestead Village(R) extended-stay lodging assets ("Homestead Assets"). ATLANTIC believes that funds from operations for 1996 should be adjusted to reflect the effects of the sale of the Homestead Assets on results of operations in order to be comparable to 1997 results. Accordingly, the table below also presents pro forma funds from operations, which have been calculated as if the sale of the Homestead Assets had occurred on January 1, 1996. ATLANTIC believes that the 1996 pro forma funds from operations information presented below provides a more meaningful comparison. However, the 1996 pro forma funds from operations information does not give effect to or adjust for any other events and is not necessarily indicative of what actual funds from operations would have been if the Homestead transaction had occurred on January 1, 1996.

Funds from operations and pro forma funds from operations were as follows (amounts in thousands):

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                                            --------------------------    ---------------------------
                                                               1997           1996            1997           1996
                                                            -----------    -----------    -----------    ------------
Net earnings attributable to Common Shares.............     $   12,482     $   11,131     $   34,490     $   27,528
Add (deduct):
      Real estate depreciation.........................          6,860          5,472         19,443         15,069
      Gain on disposition of Real Estate...............            --          (1,593)          (259)        (2,255)
      Provision for possible loss on investments.......            --             --             200            --
      Amortization of discount on  conversion feature
          and deferred commitment fee related to the
          Homestead Convertible Mortgages..............           (154)           --            (255)           --
                                                             -----------    -----------   -----------    ------------
Funds from operations..................................         19,188         15,010         53,619         40,342
                                                             -----------    -----------   -----------    ------------
Add (deduct) pro forma adjustments relating to the sale
  of the Homestead Assets:
      Reduction in rental income (1)...................            --            (348)          --             (348)
      Reduction in rental expenses (1).................            --             137           --              137
      Increase in interest expense (2).................            --            (869)          --           (2,579)
      Other, net.......................................            --               5           --               34
      REIT Management fee effect (3)...................            --             170           --              439
                                                             -----------    -----------   -----------    ------------
           Total pro forma adjustments.................            --            (905)          --           (2,317)
                                                             -----------    -----------   -----------    ------------
Pro forma funds from operations........................         19,188         14,105         53,619         38,025
Cash distributions paid................................        (16,368)       (13,839)       (47,483)       (38,286)
                                                             -----------    -----------   -----------    ------------
Excess (deficit) of pro forma funds from operations
  over cash distributions paid.........................      $   2,820      $     266     $    6,136     $     (261)
                                                             ===========    ===========   ===========    ============
Weighted average Common Shares outstanding.............         42,998         32,952         40,725         30,384
                                                             ===========    ===========   ===========    ============

--------
(1) Represents the reduction in rental income and rental expenses that would have occurred had the Homestead property that commenced operations in 1996 been sold as of January 1, 1996.
(2) Represents the increase in interest expense due to (i) the reduction in capitalized interest that would have resulted from the sale of the Homestead Assets that were under development and (ii) the increased borrowings necessary to fund the $16.6 million cash payment to Homestead upon closing of the Homestead transaction, as if these two items had occurred on January 1, 1996.
(3) Represents the decrease in REIT Management fee that would have resulted from the pro forma adjustments.

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

     At a special meeting of ATLANTIC's common shareholders on September 8, 1997, the shareholders approved: (1) the Merger and Issuance Agreement dated as of March 24, 1997, which among other things provided for the acquisition of the business and operations of the REIT Manager and SCG Realty Services in exchange for 2,306,591 Common Shares, with 34,255,652 Common Shares (81.6% of the total Common Shares outstanding of 41,968,780 on the record date of August 6, 1997) voting for approval and 7,713,128 Common Shares withheld and (2) the 1997 Long-Term Incentive Plan with 33,276,824 Common Shares (79.3% of the total Common Shares outstanding of 41,968,780 on the record date of August 6, 1997) voting for approval and 8,691,956 Common Shares withheld.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      12.1     Statement regarding Computation of Ratio of Earnings to Fixed Charges
      12.2     Statement  regarding  Computation  of Ratio of  Earnings to Fixed
               Charges and Preferred  Share Dividends
      15       Letter from Ernst & Young LLP dated November 3, 1997  regarding unaudited  financial  information
      27       Financial Data Schedule

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

                                     SECURITY CAPITAL ATLANTIC INCORPORATED


                                         /s/ Constance B. Moore
                                         _________________________________
                                             Constance B. Moore
                                          CO-CHAIRMAN AND CHIEF OPERATING
                                                     OFFICER

                                        /s/ William Kell
                                        __________________________________
                                            William Kell
                                         VICE PRESIDENT AND CONTROLLER
                                          (PRINCIPAL FINANCIAL OFFICER)

                                        /s/ Ann L. Schumacher
                                        __________________________________
                                            Ann L. Schumacher
                                         VICE PRESIDENT (PRINCIPAL
                                          ACCOUNTING OFFICER)



Date: November 12, 1997