Form 10-K
period 1997-12-31
SECURITY CAPITAL ATLANTIC INC
filed 1998-03-20
CIK 924664

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

                  For the fiscal year ended December 31, 1997

                                      OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934

                   For the transition period from     to

                        COMMISSION FILE NUMBER 1-12303
SECURITY CAPITAL ATLANTIC INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              MARYLAND                               85-0415503
    (STATE OR OTHER JURISDICTION        (I.R.S. EMPLOYER IDENTIFICATION NO.)
  OF INCORPORATION OR ORGANIZATION)

                        SIX PIEDMONT CENTER, SUITE 600
                            ATLANTA, GEORGIA 30305
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                (404) 237-9292
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

           TITLE OF EACH CLASS        NAME OF EACH EXCHANGE ON WHICH REGISTERED
           -------------------        -----------------------------------------
     Common Stock, par value $0.01
      per share                                New York Stock Exchange
     Preferred Share Purchase Rights           New York Stock Exchange
     Series A Cumulative Redeemable
      Preferred Stock, par value
      $0.01 per share                          New York Stock Exchange

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

  Based on the closing price of the registrant's common stock on March 18, 1998, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $489,412,223.

  At March 18, 1998, there were outstanding approximately 47,760,965 shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement for the 1998 annual meeting of its shareholders are incorporated by reference in Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                              DESCRIPTION                               PAGE

                                  PART I
 1.  Business............................................................    1
     Security Capital Atlantic Incorporated..............................    1
     1997 Strategic Accomplishments......................................    2
     Business Strategy...................................................    4
     Operating System....................................................    7
     Directors and Officers of ATLANTIC..................................   10
     Employees...........................................................   15
     Competition.........................................................   15
     Americans with Disabilities Act.....................................   15
     Environmental Matters...............................................   15
     Insurance Coverage..................................................   16
 2.  Properties..........................................................   16
     Portfolio Composition...............................................   16
     Geographic Distribution.............................................   17
     Communities.........................................................   17
 3.  Legal Proceedings...................................................   24
 4.  Submission of Matters to a Vote of Security Holders.................   24
                                  PART II
     Market for the Registrant's Common Equity and Related Stockholder
 5.  Matters.............................................................   25
 6.  Selected Financial Data.............................................   28
     Management's Discussion and Analysis of Financial Condition and
 7.  Results of Operations...............................................   29
     Overview............................................................   30
     Real Estate Investments.............................................   31
     Results of Operations...............................................   34
     Liquidity and Capital Resources.....................................   40
 7A. Quantitative and Qualitative Disclosures About Market Risk..........   46
 8.  Financial Statements and Supplementary Data.........................   46
     Changes in and Disagreements with Accountants on Accounting and
 9.  Financial Disclosure Matters........................................   46
                                 PART III
 10. Directors and Executive Officers of the Registrant..................   47
 11. Executive Compensation..............................................   47
 12. Security Ownership of Certain Beneficial Owners and Management......   47
 13. Certain Relationships and Related Transactions......................   47
                                  PART IV
 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....   47

                                    PART I

ITEM 1. BUSINESS

SECURITY CAPITAL ATLANTIC INCORPORATED

  The objective of Security Capital Atlantic Incorporated ("ATLANTIC") is to be the preeminent multifamily real estate operating company in its target market. ATLANTIC is an internally managed, fully integrated operating company with 90 professionals and 520 property-level and support personnel dedicated to carrying out its operating strategy which focuses on the development, acquisition, operation and long-term ownership of multifamily communities. ATLANTIC is a Maryland corporation and has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes.

  At January 31, 1998, ATLANTIC's portfolio consisted of 28,468 multifamily units, including 6,775 units under construction or in planning, in 17 metropolitan areas and 51 submarkets in growth areas of the south-Atlantic, mid-Atlantic and midwestern regions of the United States. At January 31, 1998, the total expected investment of ATLANTIC's 77 operating communities, including budgeted capital expenditures, was approximately $1.15 billion and the total budgeted development cost of ATLANTIC's 24 communities under construction or in planning was approximately $450.8 million. Additionally, at January 31, 1998, ATLANTIC had land in planning and under control for the development of 1,752 units with a total budgeted development cost of $126.3 million.

  To achieve long-term sustainable growth in per share cash flow, ATLANTIC utilizes a highly-focused, value-added operating system. This system is designed to maximize the operating performance of its core portfolio and concentrates its experienced team of professionals on developing and acquiring industry-leading product in targeted submarkets exhibiting strong job growth and favorable demographic trends. Since its inception in 1993, ATLANTIC has employed a research-driven investment approach, deploying its capital in markets and submarkets that exhibit strong long-term market fundamentals. Additionally, ATLANTIC's investment strategy targets one of the largest and most underserved segments of the renter population utilizing a pricing strategy that appeals to the value-conscious resident. See "--Business Strategy--Investment Strategy--Value-Conscious Pricing Approach".

  The table below illustrates the growth in ATLANTIC's multifamily portfolio resulting from the execution of its investment strategy (in thousands):

                                      TOTAL EXPECTED INVESTMENT(1)
                              -----------------------------------------------
                                                     DECEMBER 31,
                              JANUARY 31,  ----------------------------------
                                 1998         1997        1996        1995
                              -----------  ----------  ----------  ----------
Operating communities:
  Acquired, net of disposi-
   tions..................... $  932,170   $  921,214  $  878,029  $  757,986
  Developed..................    213,063      212,800      81,832      25,462
                              ----------   ----------  ----------  ----------
    Total operating communi-
     ties....................  1,145,233    1,134,014     959,861     783,448
Communities under construc-
 tion........................    383,833      382,873     290,486     176,740
Communities in planning and
 owned(2)....................     66,924       66,923      53,410      69,788
                              ----------   ----------  ----------  ----------
    Total owned communi-
     ties(3)................. $1,595,990   $1,583,810  $1,303,757  $1,029,976
                              ==========   ==========  ==========  ==========
% of owned communities
 targeted to the moderate
 income resident.............         56%          56%         47%         40%
                              ==========   ==========  ==========  ==========
Communities in planning and
 under control(2)............ $  126,292   $  127,518  $  139,275  $   48,261
                              ==========   ==========  ==========  ==========

--------
(1) For operating communities, represents cost, plus budgeted capital expenditures. For communities under construction and in planning, represents total budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period.
(2) The term "in planning" means that construction is anticipated to commence within 12 months. The term "under control" means that ATLANTIC has an exclusive right (through a contingent contract or letter of intent) during a contractually agreed-upon time period to acquire land for future development of multifamily communities, but does not currently own the land.
(3) Does not include land held for future development (construction is not anticipated to commence in the next 12 months), which is less than 1% of assets, based on cost.

  The ownership of the common equity of ATLANTIC by Security Capital Group Incorporated ("Security Capital"), ATLANTIC's principal shareholder, dropped from 56.9% at December 31, 1996 to 49.9% at December 31, 1997. Security Capital's ownership interests in the other operating companies in which it invests are generally between 30% and 50%. By not participating in ATLANTIC's future securities offerings on a proportionate basis, Security Capital intends to allow its ownership in ATLANTIC to drop further such that its ownership level in ATLANTIC is more consistent with its other interests.

1997 STRATEGIC ACCOMPLISHMENTS

 Operating Accomplishments

  . ATLANTIC's growth in 1997 was driven by its successful investment strategy with 50% of growth in its funds from operations produced by the stabilization of new development communities and 28% by the positive impact of acquisitions completed in 1996 and 1997. ATLANTIC's communities that were fully operational throughout 1997 and 1996 realized an increase in adjusted net operating income of 3.49% and generated 22% of ATLANTIC's funds from operations growth. The contribution of ATLANTIC's development activities to funds from operations growth occurred even though the short-term dilution resulting from these activities was greater in 1997 than in 1996 (average of $250.6 million of assets under development or in lease-up during 1997 as compared to $168.4 million during 1996). As these communities reach stabilization in 1998 and subsequent years, they are expected to add significantly to ATLANTIC's long-term performance.

  . ATLANTIC generated earnings from operations of $51.1 million in 1997, an increase of $18.1 million over 1996. ATLANTIC's cash flow from operations was $83.1 million for 1997 as compared to $54.4 million for 1996. ATLANTIC's 45 communities that were fully operating for both 1996 and 1997 realized an increase in adjusted net operating income of 3.49%. This increase is the result of a 1.95% increase in ATLANTIC's collections and a 0.47% decrease in ATLANTIC's operating expenses.

  . On September 9, 1997, ATLANTIC became an internally managed REIT when it acquired the operations and business of its external REIT management and property management companies in exchange for 2,306,591 shares of ATLANTIC's common stock. Both companies were owned by Security Capital. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Merger Transaction".

 Investment Accomplishments

  . The development of multifamily communities continues to be a major component of ATLANTIC's investment strategy. During 1997, ATLANTIC commenced construction on 3,892 units at a total expected investment of $264.7 million. Of that total, 73.7% were communities that are targeted to the moderate income resident.

  . In 1997, ATLANTIC completed construction of seven communities aggregating
    2,124 units at a total expected investment of $132.2 million.

  . Five developed communities representing a total expected investment of $109.5 million achieved stabilization in 1997, adding 1,892 units to ATLANTIC's stabilized portfolio.

  . ATLANTIC continues to take advantage of attractive investment opportunities throughout its target market. During 1997, ATLANTIC acquired six operating communities in five primary target market cities consisting of 1,220 units at a total expected investment of $59.9 million.

  . As a result of ATLANTIC's market research efforts, ATLANTIC entered two new markets, Columbus, Ohio and Indianapolis, Indiana, in 1997. These markets have attractive supply and demand characteristics and provide opportunities for long-term growth. ATLANTIC intends to build a regional presence in the midwestern region of the United States.

  . ATLANTIC completed the disposition of five communities in 1997 which were no longer consistent with its long-term investment objectives and redeployed the proceeds into strategic acquisitions and developments. ATLANTIC realized an aggregate gain of $1.6 million on proceeds of $66.5 million from these dispositions.

  .In 1997, ATLANTIC invested in mortgage notes that are convertible into the common stock of an affiliated, extended-stay lodging company, Homestead Village Incorporated ("Homestead"). At December 31, 1997, these convertible mortgage notes had a fair value of $122.5 million (principal amount of $93.5 million) and were received in exchange for funding $106.0 million of the $111.1 million required by a funding commitment agreement. ATLANTIC expects to fund additional amounts in 1998 increasing the principal amount of the convertible mortgage notes to $98.0 million. As of December 31, 1997, assuming expected full funding and that the mortgage notes are fully converted and assuming the closing price of Homestead common stock on that date, this investment would result in $0.64 of additional value to ATLANTIC's shareholders for each share of common stock owned. See "Item 7. Management's Discussion of Financial Condition and Results of Operations--Liquidity and Capital Resources--Homestead Convertible Mortgages".

 Financing Accomplishments

  .In July 1997, ATLANTIC received an investment grade rating on its senior unsecured debt. In August 1997, ATLANTIC completed an offering of $100 million of 7.25% senior unsecured notes due 2009 and $50 million of 7.86% senior unsecured notes due 2017. Proceeds from the offering were approximately $148.6 million, net of costs.

  . In August 1997, ATLANTIC completed an initial offering of preferred stock. Proceeds from the offering were approximately $48.1 million, net of costs.

  . During 1997, ATLANTIC's interest rate on its unsecured line of credit was reduced from LIBOR plus 1.375% to LIBOR plus 0.75%. Additionally, under a new competitive bid option, ATLANTIC may be able to borrow at a lower interest rate spread over LIBOR, depending on market conditions. This option is available on up to $175 million of borrowings on the unsecured line of credit.

  . ATLANTIC arranged for a $25 million unsecured line of credit in June 1997
    (which was increased to $50 million in January 1998). This line of credit allows ATLANTIC to make same-day borrowings at an overnight interest rate and provides ATLANTIC with additional flexibility in managing its outstanding borrowings and minimizing idle cash balances, thus reducing interest expense.

  . In connection with ATLANTIC's acquisition of the management companies owned by Security Capital, ATLANTIC's common shareholders (other than Security Capital) received warrants from Security Capital in September 1997 to purchase 1,675,940 shares of Security Capital's Class B common stock at a price of $28.00 per share.

  . ATLANTIC completed a rights offering of common stock in September 1997 at a price of $22.375 per share, generating proceeds of approximately $56.5 million, net of costs.

  . ATLANTIC closed two public common stock offerings in 1997, in addition to the rights offering described above, raising net proceeds of $89.6 million.

  . In November 1997, a $500 million shelf registration statement was declared effective by the Securities and Exchange Commission. These securities can be issued in the form of senior unsecured debt, preferred stock or common stock on an as-needed basis, subject to ATLANTIC's ability to effect an offering on satisfactory terms. On December 31, 1997, ATLANTIC had $492.6 million of unissued securities available under the shelf registration.

  . ATLANTIC's long-term debt as a percentage of total long-term undepreciated book capitalization (the sum of long-term debt and shareholders' equity after adding back accumulated depreciation) was 25.1% at December 31, 1997, a level that provides considerable financial flexibility to ATLANTIC.

  ATLANTIC's 1997 strategic accomplishments, highlighted above, are discussed further in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to the Financial Statements in Item 14.

BUSINESS STRATEGY

 Overview

  To achieve its objective of being the preeminent multifamily real estate operating company in its target market, ATLANTIC has identified a business strategy that includes an operational, investment and financing focus. In addition, ATLANTIC has put an "Operating System" in place that it believes will enable it to successfully carry out this business strategy. ATLANTIC believes that its business strategy and "Operating System" (discussed below) position ATLANTIC to achieve long-term growth in per share cash flow and distributions to its shareholders.

 Investment Strategy

  ATLANTIC's investment strategy is focused in these areas: extensive real estate research, strong target market, development of multifamily communities, opportunistic acquisitions, value-conscious pricing approach and portfolio and asset optimization.

  Extensive Real Estate Research

  ATLANTIC is dedicated to ongoing research and development related to markets and products. ATLANTIC conducts comprehensive evaluations of its target market on a submarket-by-submarket basis to identify those submarkets and product types that present attractive growth opportunities. These evaluations, combined with ATLANTIC's extensive market experience in the south-Atlantic, mid-Atlantic and midwestern regions of the United States, enable ATLANTIC to identify submarkets that offer continued opportunities for favorable yields and long-term growth in per share cash flow. In addition to market research, considerable resources are devoted to product research. ATLANTIC continually evaluates and refines its multifamily communities to incorporate technologies and designs that will enhance the long-term livability for its residents.

  Strong Target Market

  ATLANTIC's south-Atlantic, mid-Atlantic and midwestern target market exhibits strong long-term market fundamentals and provides opportunity for favorable yields and growth on a long-term basis. ATLANTIC believes that population and employment growth are the primary demand generators for multifamily communities. Accordingly, ATLANTIC has identified the following primary target market cities: Atlanta, Georgia; Charlotte, North Carolina; Columbus, Ohio; Indianapolis, Indiana; Nashville, Tennessee; Orlando, Florida; Raleigh, North Carolina; Richmond, Virginia; Southeast Florida (which includes Ft. Lauderdale and West Palm Beach); Tampa, Florida; and Washington, D.C. Based on forecasts published by Woods & Poole Economics, Inc., the projected population growth in ATLANTIC's primary target market cities is 33.7% for the years 1998 through 2017, whereas the projected population growth of the United States as a whole for the same period is 16.7%. For the years 1998 through 2017, job growth is projected to be 27.3% in ATLANTIC's primary target market cities, compared to 19.4% for the United States as a whole. ATLANTIC is continually researching additional submarkets and cities and may add or delete primary target market cities in the future based upon the results of this research.

  Development of Multifamily Communities

  ATLANTIC's research-driven investment strategy also includes the development of state of the art communities in attractive submarkets that respond to renter preferences and demographic trends. ATLANTIC believes that developing communities designed for long-term appeal to the renter population will allow ATLANTIC to achieve more consistent rental rate increases and higher occupancies over the long term and thereby realize strong per share cash flow growth. ATLANTIC intends to be a long-term owner of the communities that it develops. Hence, ATLANTIC emphasizes long-term durability by using materials and designs that minimize ongoing operation and maintenance costs.

  ATLANTIC carefully manages development risks by obtaining zoning and public approvals prior to purchasing land. ATLANTIC does not take construction risk, but instead uses qualified third-party general contractors to build its communities, using guaranteed maximum price contracts. ATLANTIC also targets markets for development that exhibit population and job growth fundamentals that indicate increases in demand for multifamily product over the long term. ATLANTIC cannot eliminate all development risk, but believes that the opportunities to better control its product and realize higher returns from development communities compensate for any additional risk.

  In most cases, ATLANTIC will commence development immediately after acquiring a tract of land. However, in cases where land prices are favorable, ATLANTIC has acquired and will continue to acquire, on an unleveraged basis, prudent amounts of zoned land for the future development of multifamily communities. In addition, to provide for growth, ATLANTIC may utilize options and rights of first refusal in order to control land for the future development of communities.

  Over an extended period, management believes that operating results from ATLANTIC's development communities will contribute significantly to ATLANTIC's per share cash flow growth. By year-end 1998, ATLANTIC anticipates that approximately 48.7% of its total portfolio, based on total expected investment, will consist of communities ATLANTIC has developed or is in the process of developing.

 Opportunistic Acquisitions

  ATLANTIC realizes it is often advantageous to acquire existing multifamily communities in markets that are expected to experience favorable growth in occupancies and rental rates. In many cases, communities can be acquired and redeveloped at prices well below the cost to build a comparable community in the same area. Through the acquisition of an existing operating community, ATLANTIC can obtain a presence in that submarket and benefit from the favorable market conditions.

  ATLANTIC's investment professionals have the capability to thoroughly analyze and evaluate communities in an efficient manner which, together with ATLANTIC's access to capital, provides ATLANTIC with a competitive advantage in acquiring multifamily communities. This strategy has resulted in multifamily community acquisitions that have produced attractive returns.

  In 1997, ATLANTIC acquired six operating communities consisting of 1,220 units in five primary target market cities, representing a total expected investment of $59.9 million.

 Value-Conscious Pricing Approach

  ATLANTIC utilizes a price-point strategy in determining the type of multifamily community that is best suited for a particular submarket and prices its units at a level that will appeal to the value-conscious resident. These residents typically fall into the category of moderate income households with incomes ranging from 65% to 90% of the submarket median household income or middle income households with incomes ranging from 90% to 115% of the submarket median household income (as compared to 115% to 140% for upper middle income households). These residents typically are couples, single parents and families with one or two children whose primary focus is on unit livability and practical amenities such as washer/dryer hookups, storage space and playgrounds, in addition to the physical characteristics of the community. ATLANTIC prices the monthly rental rate for units in these communities at $50 to $200 below that of other communities in the submarket that appeal to higher income residents.

  ATLANTIC believes that the moderate income segment in particular is a significantly underserved market with limited competition because few competitors in ATLANTIC's primary target market currently focus on communities that appeal to these residents. Also, the lack of financial resources prevents these residents from relocating frequently. Therefore, resident turnover is often significantly lower for these residents. Because the cost of refurbishing and re-leasing a unit ranges from $700 to $1,500, lower resident turnover can have a material impact on a community's profitability. Due to these positive operating characteristics and market fundamentals, ATLANTIC believes that, by focusing on the value-conscious resident, it is favorably positioned to achieve sustainable cash flow growth.

  Of ATLANTIC's total portfolio at January 31, 1998, 59 communities with a total expected investment of $897.4 million are communities that are targeted to the moderate income resident. ATLANTIC has 35 communities, with a total expected investment of $564.6 million, that are targeted to the middle income resident because these communities provide some additional amenities. The remaining 7 communities in ATLANTIC's portfolio provide extensive amenities to its residents and are categorized as upper middle income communities. These communities have a total expected investment of $134.0 million.

 Portfolio and Asset Optimization

  ATLANTIC develops and acquires communities with a view to effective long-term operation and ownership. However, ATLANTIC continually reviews its asset base in light of prevailing market conditions. These reviews assist ATLANTIC in identifying communities in its portfolio that no longer meet its long-term investment objectives. ATLANTIC's asset optimization program allows ATLANTIC to dispose of such assets and redeploy the proceeds, preferably through tax-deferred exchanges, into assets with better prospects for long-term cash flow growth. ATLANTIC's asset optimization strategy is based on the premise that it has a finite amount of investment capital and that this capital should be deployed where it can produce maximum per share cash flow growth. During 1997, ATLANTIC disposed of five operating communities aggregating 1,396 units. These dispositions produced an aggregate gain of $1.6 million on proceeds of $66.5 million, which were redeployed into existing multifamily communities or land to be used for the future development of multifamily communities.

 Operating Strategy

  As part of ATLANTIC's strategy to increase cash flow and enhance the long-term economic performance of its communities, ATLANTIC actively manages its communities and its operating personnel maintain a customer-driven focus. Approximately 95% of ATLANTIC's operating multifamily units are managed internally, with the balance in various stages of transition from third-party management companies. ATLANTIC's network of 11 local property management offices improves ATLANTIC's ability to respond to changes in local market conditions and in particular to its residents' specific needs. ATLANTIC's operating personnel are dedicated to maximizing the performance of ATLANTIC's communities by providing consistent high-quality customer services to its residents.

  ATLANTIC believes that the underlying long-term fundamentals of its target market, including its continued job and population growth, should continue to support strong occupancy levels and allow for consistent increases in rental income. Additionally, ATLANTIC expects to reduce operating costs and improve profit margins through operating efficiencies resulting from the purchasing power and name recognition which result from holding a critical mass in a market and by lower resident turnover from ATLANTIC's increasing focus on value-conscious residents.

 Financing Strategy

  ATLANTIC's ability to efficiently access the capital markets permits it to capitalize on the development and acquisition opportunities that exist in its target market. In addition, the borrowing capacity available through ATLANTIC's $350 million and $50 million unsecured lines of credit enables ATLANTIC to react quickly to investment opportunities between securities offerings. ATLANTIC's long-term debt as a percentage of total long-term book capitalization was 25.1% at December 31, 1997, a level that provides considerable flexibility for ATLANTIC to prudently utilize long-term debt as a financing tool in the future. Accordingly, ATLANTIC expects to arrange additional fully amortizing, fixed rate, long-term unsecured debt in the future, the proceeds of which will be used primarily for the reduction of line of credit balances incurred as a result of ATLANTIC's investment activities.

  As of March 18, 1998, $211.9 million of borrowings were outstanding under the $350 million and $50 million unsecured lines of credit. ATLANTIC's conservative financing strategy to date has provided ATLANTIC with significant incremental debt capacity and is expected to allow ATLANTIC to take advantage of future investment opportunities on a non-dilutive basis, contributing to ATLANTIC's objective of long-term growth in per share cash flow.

OPERATING SYSTEM

 Overview

  ATLANTIC has 90 professionals and 520 property-level and support personnel dedicated to implementing its highly focused business strategy. In addition to its own personnel, ATLANTIC receives specialized research and administrative services from personnel of Security Capital under an administrative services agreement (the "ASA"). The specialized research and administrative services provided to ATLANTIC under the ASA supplement the work done by ATLANTIC's employees. Security Capital has invested in sophisticated systems and high quality personnel to provide these types of services to its investees, including ATLANTIC. Accordingly, ATLANTIC can obtain these services at a lower cost than the cost ATLANTIC would incur to perform these functions internally. These services are provided at ATLANTIC's option and include payroll and tax administration services, cash management and accounts payable services, data processing and other computer services, human resources, research, insurance administration and legal administration. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Merger Transaction".

  ATLANTIC believes that its employees along with the services procured from Security Capital under the ASA provide ATLANTIC with high quality and depth of management personnel and resources. These resources are organized into six functional areas which comprise ATLANTIC's "Operating System": research; due diligence and investment analysis; acquisitions; multifamily developments; property management; and capital raising and finance. By focusing on a single discipline, professionals within each of these areas develop substantial expertise. While the interaction and communication among these functional areas remain fluid, the separation promotes certain checks and balances.

 Research

  ATLANTIC has access, through the ASA, to experienced personnel who are dedicated to the research function. These research specialists conduct comprehensive proprietary evaluations of ATLANTIC's target market on a submarket-by-submarket basis taking into account 24 key variables that have been identified as having the greatest impact on multifamily operating performance. These variables include market demand analysis, detailed supply evaluations of each submarket and other economic and demographic data. This research provides ATLANTIC with the information needed to target specific resident profiles and identify the unit mix, density and amenities that will provide the greatest opportunity for consistent rental rate increases and high occupancies for a particular community.

  In addition to dedicated market research and continuous refinement of the traditional multifamily product, considerable resources are devoted to researching new products and businesses. These research and development efforts resulted in the creation of a state of the art extended-stay lodging product, Homestead Village (R). ATLANTIC's investment in Homestead Village (R) properties was sold to the newly formed growth company,

Homestead, in 1996. This transaction resulted in a special distribution to ATLANTIC's shareholders and in ATLANTIC's current investment in convertible mortgage notes from Homestead ("Homestead Convertible Mortgages"). See "Item
5. Market for the Registrant's Common Equity and Related Stockholder Matters" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Homestead Transaction" and "-- Liquidity and Capital Resources--Homestead Convertible Mortgages".

 Due Diligence and Investment Analysis

  ATLANTIC has three full-time professionals dedicated to performing intelligent and thorough due diligence. Prospective property investments are analyzed pursuant to several underwriting criteria, including purchase price, competition and other market factors, and prospects for long-term growth in cash flow. ATLANTIC's investment decisions are based upon the expected contribution of the community to long-term cash flow growth on an unleveraged basis. The expected economic contribution is based on an evaluation of a community's stabilized operations, including an estimate of all cash revenues from leases and other revenue sources, minus expenses incurred in operating the community including real estate taxes, insurance, maintenance, turnover costs (such as carpet and appliance replacement), personnel costs, utility charges and a reserve for capital expenditures.

  ATLANTIC believes that its investment committees provide discipline and guidance to its investment process and enable ATLANTIC to achieve its investment goals. All acquisition and development investments must be approved by a four-member investment committee comprised of senior officers and ultimately by the investment committee of ATLANTIC's Board of Directors (the "Board"). The four members of ATLANTIC's senior officer investment committee have a combined 99 years experience in the real estate industry. See "-- Directors and Officers of ATLANTIC". The investment committee receives detailed written analyses and research, in a standardized format, and evaluates all prospective investments pursuant to uniform underwriting criteria prior to making a final determination. The quality of the investment committee process is demonstrated by ATLANTIC's ability to achieve its investment goals with respect to initial return and growth projections.

 Acquisitions

  ATLANTIC's initial investment activity was concentrated on the acquisition of operating communities in order to provide a base of established multifamily communities to generate cash flow while ATLANTIC's internal development process was put into place. ATLANTIC continues to opportunistically acquire multifamily communities where demographic and market trends indicate a high likelihood of achieving superior operating results. As of January 31, 1998, ATLANTIC's portfolio of communities acquired, net of dispositions, aggregated 18,055 operating units, representing a total expected investment of $932.2 million.

  Upon acquisition, ATLANTIC will classify a community as "pre-stabilized". The term "pre-stabilized" means that renovation, repositioning, new management and new marketing programs have not been completed and in effect for a sufficient period of time to achieve 93% occupancy at market rents. Once these programs are completed, a community is then classified as "stabilized". For operating communities acquired by ATLANTIC, stabilized operations generally have been achieved between six and 12 months after acquisition.

 Multifamily Developments

  ATLANTIC has 15 professionals with substantial multifamily development experience dedicated to its objective of developing state of the art communities designed for long-term appeal to the renter population. ATLANTIC has selectively developed multifamily communities where land costs and demographic and market trends indicate a high likelihood of achieving attractive, sustainable operating results. As of January 31, 1998, ATLANTIC's completed development communities and its owned communities both under construction and in planning together comprised 42% of its multifamily portfolio, based on total expected investment. As of January 31, 1998, the development portion of ATLANTIC's multifamily portfolio consisted of the following (dollar amounts in thousands):

                                                                       TOTAL
                                                           NUMBER    EXPECTED
                                                          OF UNITS INVESTMENT(1)
                                                          -------- -------------
Communities completed....................................   3,638    $213,063
Communities under construction...........................   5,847     383,833
Communities in planning and owned(2)(3)..................     928      66,924
                                                           ------    --------
  Totals(4)..............................................  10,413    $663,820
                                                           ======    ========

--------
(1) For completed communities, represents cost, plus budgeted capital expenditures. For communities under construction and in planning, represents total budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period.
(2) The term "in planning" means that construction is anticipated to commence within 12 months.
(3) Does not include land in planning and under control for the development of 1,752 units with a total budgeted development cost of $126.3 million. The term "under control" means that ATLANTIC has an exclusive right (through a contingent contract or letter of intent) during a contractually agreed-upon time period to acquire land for future development of multifamily communities, but ATLANTIC does not currently own the land.
(4) Does not include land held for future development (construction is not anticipated to commence in the next 12 months), which is less than 1% of assets, based on cost.

  For communities that it is developing, ATLANTIC expects stabilized operations generally to be achieved 12 to 18 months after construction commences. Once a community is completed, it is classified as a pre-stabilized operating community. The community is considered stabilized when it has achieved 93% occupancy at market rents.

 Property Management

  ATLANTIC emphasizes locally based management through its 11 local offices and its approximately 540 employees working in the property management area. This network allows ATLANTIC to respond quickly to changes in local market conditions and resident needs. ATLANTIC believes it has superior operating procedures, financial controls, information systems and training programs in place and that its property management system positively affects rental returns and occupancy rates. In addition, ATLANTIC utilizes incentive compensation programs for on-site property managers to further improve the performance of the communities. ATLANTIC's strong property management system has contributed to the positive operating results of ATLANTIC's "same store" communities. Net operating income on a same store basis increased 3.49% from 1996 to 1997 for the 45 communities that were fully operational during both periods. See "Item 7. Management's Discussion of Financial Condition and Results of Operations--Results of Operations--Communities Fully Operating Throughout Both Periods--Operating Summary".

  ATLANTIC recognizes that a highly focused customer service approach to day-to-day management is essential to maximizing short-term and long-term cash flow from each of its multifamily communities. As a result, ATLANTIC's professionals focus only on ATLANTIC's communities and the needs of ATLANTIC's residents. ATLANTIC's property management personnel work closely together with ATLANTIC's other real estate professionals to develop innovative new programs to maintain high resident satisfaction while maximizing cash flow. Key programs initiated by ATLANTIC's property management team include:

  . Revenue sharing arrangements: Agreements with certain cable television and telephone service providers that increase the quality and accessibility of these services to residents and allow ATLANTIC to receive a percentage of the service providers' revenues generated from subscribing residents. Additionally, these agreements require the telecommunications providers to continually upgrade service to ensure state of the art offerings in this rapidly changing industry.

  . Utility submetering: ATLANTIC has implemented submetering programs at approximately 43% of its operating communities as of December 31, 1997 and expects to increase this to approximately 71% of its operating communities by the end of 1998. Under this program, water and sewer usage is individually metered and billed, enabling ATLANTIC to better control operating expenses while providing residents with the incentive to minimize usage.

  . Vendor management: ATLANTIC has negotiated purchase agreements with a select group of vendors for its 21 operating communities in Atlanta. These agreements, primarily in the landscaping, make-ready, maintenance and marketing areas, provide ATLANTIC with volume discounts on high quality services and products. By contracting exclusively with these vendors, ATLANTIC's communities benefit from reductions in operating expenses as well as assuring continuity of quality customer service to its residents. ATLANTIC is making similar arrangements in Raleigh and Southeast Florida.

 Capital Raising and Finance

  ATLANTIC has a team of professionals in place with far reaching experience in the areas of capital raising and finance. Under the ASA, ATLANTIC can utilize Security Capital Markets Group Incorporated ("Capital Markets Group"), a registered broker/dealer subsidiary of Security Capital, to maximize the effectiveness of its financing activities and provide access to major institutional investors. The strategic vision of ATLANTIC's finance professionals has taken ATLANTIC from a privately held to a publicly traded REIT and has produced a conservative balance sheet that provides significant incremental debt capacity that will allow ATLANTIC to take advantage of future investment opportunities.

  ATLANTIC raised approximately $700 million through private placements of its Common Shares prior to its initial public offering in October 1996 which raised additional net proceeds of approximately $110 million. Since the initial public offering, ATLANTIC has raised approximately $343 million in net proceeds from public offerings of both debt and equity securities with unaffiliated underwriters or Capital Markets Group, as placement agent.

  To meet its short-term borrowing needs, ATLANTIC has a $350 million unsecured line of credit that provides for interest at LIBOR plus 0.75%. ATLANTIC can reduce the margin it pays on this line of credit through a competitive bid option covering up to $175 million of borrowings. ATLANTIC has an additional $50 million unsecured line of credit that allows for same-day borrowings at an overnight interest rate. This facility provides ATLANTIC with additional flexibility to manage its outstanding borrowings and minimize idle cash balances, thus reducing interest expense.

  ATLANTIC has a credit enhancement agreement with the Federal National Mortgage Association ("FNMA") covering its tax-exempt bond issues. The agreement allowed ATLANTIC to receive a favorable interest rate on the bond issues and required ATLANTIC to enter into swap agreements to mitigate the interest rate exposure on the nine bond issues with variable interest rates. As a result of the credit enhancement agreement and the swap agreements, ATLANTIC pays interest on these nine variable rate bond issues at an all-in, fixed rate of 6.61%.

DIRECTORS AND OFFICERS OF ATLANTIC

 Directors

  MANUEL A. GARCIA III--54--Director of ATLANTIC since December 1995 and a Director of Homestead Village Incorporated since April 1997. Since May 1969, Mr. Garcia has been Chief Executive Officer of Davgar Restaurants, Inc. where he is the owner/operator of ten Burger King Restaurants in central Florida, five Pebbles Restaurants, Harvey's Bistro and Manuel's on the 28th Restaurant in Orlando, Florida. Mr. Garcia is a Director of The Foundation for Orange County Public Schools and the Florida Cities Sports Association and is National Director of Cities in Schools. Mr. Garcia is also a member of the Board of the National Conference of Christians and Jews and an Honorary Director of the Boys' Clubs and Boy Scouts of Central Florida. Mr. Garcia was a member of former President Bush's Drug Advisory Council.

  NED S. HOLMES--53--Director of ATLANTIC since May 1994. Mr. Holmes has been the President and Chief Executive Officer of Laing Properties, Inc. since May 1990 and Chairman and President of Parkway Investment/Texas Inc., a Houston-based real estate investment and development company which specializes in residential (apartment and townhouse), commercial (office and warehouse) and subdivision projects since April 1984. Mr. Holmes is a Director of Heritage Bank, a Director of Commercial Bancshares, Inc. and Chairman of the Port Commission of the Port of Houston Authority. He also serves as a Director of the Institute of International Education, the Houston International Protocol Alliance and is Vice Chairman of Greater Houston Partnership.

  CONSTANCE B. MOORE--42--Co-Chairman, Chief Operating Officer and Director of ATLANTIC since January 1996, where she has overall responsibility for operations. Ms. Moore had comparable responsibilities with ATLANTIC's former REIT manager from January 1996 to September 1997. From May 1994 to December 1995, Ms. Moore was Managing Director of Security Capital Pacific Trust ("PTR") and Director and Managing Director of PTR's former REIT manager where she had overall responsibility for operations. She was Senior Vice President of Security Capital from March 1993 to April 1994 and is a Director of the National Multi Housing Council.

  JAMES C. POTTS--51--Co-Chairman and Chief Investment Officer of ATLANTIC since January 1996 and Director of ATLANTIC since October 1993, where he has overall responsibility for investments. Mr. Potts was Chairman of ATLANTIC from May 1994 to December 1995 and he had comparable responsibilities with ATLANTIC's former REIT manager from October 1993 to September 1997. From December 1992 to April 1994, Mr. Potts was Managing Director of PTR's former REIT manager, where he supervised the asset management of all of PTR's multifamily communities and oversaw the relationship of PTR's REIT manager and property manager, which provided on-site management for these communities.

  JOHN M. RICHMAN--70--Director of ATLANTIC since September 1996. Mr. Richman has been Counsel to the law firm of Wachtell, Lipton, Rosen & Katz since January 1990. He was Chairman and Chief Executive Officer of Kraft, Inc. from 1979 to 1989, prior to which he was Senior Vice President--Administration and General Counsel of that company. He is a Director of BankAmerica Corporation and Bank of America National Trust and Savings Association, USX Corporation, and Stream International Inc. He is a Trustee of the Chicago Symphony Orchestra, Northwestern University and The Johnson Foundation. He is a retired director of R.R. Donnelley & Sons Company and served as Acting Chairman and Chief Executive Officer of that company from October 1996 to April 1997. Mr. Richman is a Director of The Chicago Council on Foreign Relations and Lyric Opera of Chicago and a member of The Business Council, The Commercial Club of Chicago and the Economic Club of Chicago.

  C. RONALD BLANKENSHIP--48--Advisory Director of ATLANTIC since September 1996 and Director from April 1996 to September 1996. Mr. Blankenship has been Non-Executive Chairman of PTR since June 1997 and Chairman of PTR from June 1991 to June 1997, where he supervises the overall operations of PTR. He was Chairman of PTR's former REIT manager from March 1991 to September 1997 and he has served as Trustee of PTR since June 1991. Mr. Blankenship has been Managing Director of Security Capital since March 1991, and has served as an Advisory Director of Homestead Village Incorporated since October 1996. Mr. Blankenship has served as a Director of Storage USA, Inc. since December 1997.

 Senior Officers

  ATLANTIC believes that management should have several senior executives with the leadership, operational, investment and financial skills and experience to oversee its entire operations. ATLANTIC believes that several of its senior officers could serve as the principal executive officer and continue ATLANTIC's performance. The executive officers of ATLANTIC are listed below. All of the executive officers are employees of ATLANTIC except for Mr. Klopf who is an employee of Security Capital. Mr. Klopf's services are provided to ATLANTIC under the ASA.

NAME                                AGE TITLE
----                                --- -----
Constance B. Moore.................  42 Co-Chairman and Chief Operating Officer
James C. Potts.....................  51 Co-Chairman and Chief Investment Officer
J. Lindsay Freeman.................  52 Managing Director
Bradley C. Miller..................  50 Managing Director
William Kell.......................  41 Senior Vice President and Controller
Jeffrey A. Klopf...................  49 Senior Vice President and Secretary

  Members of ATLANTIC's Investment Committee are designated by an asterisk.

  *CONSTANCE B. MOORE--See--"Directors".

  *JAMES C. POTTS--See--"Directors".

  *J. LINDSAY FREEMAN--52--Managing Director of ATLANTIC since December 1997 where he has responsibility for operations and Senior Vice President of ATLANTIC from May 1994 to November 1997. Mr. Freeman had comparable responsibilities with ATLANTIC's former REIT manager from May 1994 to September 1997 and was a Director of that company from March 1995 to September 1997. From June 1980 to March 1994, Mr. Freeman was Senior Vice President and Operating Partner of Lincoln Property Company in Atlanta, Georgia, where he was responsible for acquisitions, financing, construction and management of multifamily communities within the Atlantic region and oversaw operations of 16,000 multifamily units.

  *BRADLEY C. MILLER--50--Managing Director of ATLANTIC since December 1997 where he is responsible for investments and Senior Vice President of ATLANTIC from June 1996 to November 1997. Mr. Miller had comparable responsibilities with ATLANTIC's former REIT manager from June 1996 to September 1997 and was Director of that company from February 1997 to September 1997. From October 1979 to May 1996, Mr. Miller was Senior Vice President and Operating Partner of Lincoln Property Company in Tampa, Florida, where he was responsible for acquisitions, financing, construction and management of multifamily properties within the Atlantic region and oversaw the development of over 6,500 new multifamily units and operations of 11,000 multifamily units.

  WILLIAM KELL--41--Senior Vice President of ATLANTIC since December 1997 and Controller of ATLANTIC since January 1996, where he supervises accounting and financial reporting for ATLANTIC and Vice President of ATLANTIC from January 1996 to November 1997. Mr. Kell was Vice President of ATLANTIC's former REIT manager from January 1996 to September 1997 where he had comparable responsibilities. From June 1991 to December 1995, Mr. Kell was Vice President and Controller of PTR, where he had overall responsibility for multifamily accounting and financial reporting.

  JEFFREY A. KLOPF--49--Senior Vice President and Secretary of ATLANTIC and Security Capital since January 1996, where he provides securities offerings and corporate acquisition services and oversees the provision of legal services for affiliates of Security Capital. Mr. Klopf had comparable responsibilities with the ATLANTIC's former REIT manager from January 1996 to September 1997. From January 1988 to December 1995, Mr. Klopf was a partner of Mayer, Brown & Platt where he practiced corporate and securities law.

 Other Officers

  RAYMOND D. BARROWS--35--Vice President of ATLANTIC since May 1994, where he is a Development Manager; prior thereto, he supervised the due diligence group. Mr. Barrows was Vice President of ATLANTIC's former REIT manager from May 1994 to September 1997 where he had comparable responsibilities and from

January 1994 to December 1995, he was a member of ATLANTIC's asset management group. Prior thereto, Mr. Barrows was a member of PTR's asset management group. From May 1990 to August 1993, he was Portfolio Manager with The First National Bank of Chicago, where he was responsible for underwriting and structuring transactions for both project and corporate facilities.

  LESLIE L. BIVINS--44--Vice President of ATLANTIC since June 1996, where she is responsible for asset and property management for the Southeast region. Ms. Bivins was Vice President of ATLANTIC's former REIT manager from June 1996 to September 1997 and was with ATLANTIC's property manager from May 1994 to September 1997 where she had comparable responsibilities. From January 1992 to May 1994, Ms. Bivins was Senior Regional Manager of Laing Management Company in Atlanta, Georgia, where she was responsible for management of over 2,000 units throughout the southeastern United States.

  NEIL T. BROWN--41--Vice President of ATLANTIC since April 1996, where he is responsible for directing the development of new multifamily communities in the Southern region. Mr. Brown was Vice President of ATLANTIC's former REIT manager from April 1996 to September 1997 where he had comparable responsibilities. From July 1992 to December 1995, Mr. Brown was Regional Vice President/Regional Partner of JPI Development Partners, Inc. where he was responsible for all development activity in Florida.

  JOSEPH J. DOMINGUEZ--38--Vice President of ATLANTIC since April 1996, where he is responsible for production of all multifamily communities; prior thereto, he was a member of the development group. Mr. Dominguez was Vice President of ATLANTIC's former REIT manager from April 1996 to September 1997 where he had comparable responsibilities. From November 1984 to August 1995, Mr. Dominguez was Vice President of Operations for The Casden Company, where he had overall responsibility for the start-up and operations of a general contracting subsidiary.

  JAN H. EPPS--42--Vice President of ATLANTIC since March 1997, where she has overall responsibility for marketing. Ms. Epps was a Vice President of ATLANTIC's former REIT manager from March 1997 to September 1997 where she had comparable responsibilities. Prior thereto, Ms. Epps was an Operations Manager for ATLANTIC's Mid-Atlantic region and Regional Marketing Manager. From October 1988 to September 1994, Ms. Epps held several property management positions with Trammell Crow and Gables Residential including transition, training and trouble-shooting operations.

  NADINE M. FRANCIS--42--Vice President of ATLANTIC since March 1997, where she has overall responsibility for sales, operations, computer training, program development and career development efforts. Ms. Francis was a Vice President of ATLANTIC's former REIT manager from March 1997 to September 1997 where she had comparable responsibilities. From April 1996 to February 1997, Ms. Francis was the Regional Training Manager for ATLANTIC's Mid-Atlantic portfolio and from April 1992 to March 1996 she was self-employed as a training consultant.

  RICHARD L. GLEICHAUF--45--Vice President of ATLANTIC since March 1997, where he has been responsible for financial planning and analysis since April 1996. Mr. Gleichauf was Vice President of ATLANTIC's former REIT manager from March 1997 to September 1997 where he had comparable responsibilities. From 1977 to 1996, Mr. Gleichauf was manager with various El Paso Energy Corporation subsidiaries in El Paso, Texas and Paris, France, where he was responsible for financial accounting, budgeting and forecasting, and auditing.

  GEORGE E. KELLY--45--Vice President of ATLANTIC since December 1996, where he is a Production Manager; prior thereto he was a member of the development group. Mr. Kelly was Vice President of ATLANTIC's former REIT manager from December 1996 to September 1997 where he had comparable responsibilities. From May 1995 to November 1996, Mr. Kelly was Construction Manager for Security Capital and from February 1995 to April 1995 he was Real Estate and Construction Management Consultant to Security Capital's property management companies. From August 1992 to January 1995, he was Assistant Vice President of The Travelers Realty Investment Company in Atlanta, Georgia.

  MONA D. KING--37--Vice President of ATLANTIC since May 1997, where she has overall responsibility for human resources. Ms. King was a Vice President of ATLANTIC's former REIT manager from May 1997 to September 1997 where she had comparable responsibilities. From September 1994 to May 1997, Ms. King was Regional Human Resources Manager for ATLANTIC's property manager. From June 1989 to September 1994, she had a variety of Human Resources positions for Rich's Department Stores.

  MARY CAPERTON LESTER--43--Vice President of ATLANTIC since July 1995, where she is responsible for asset and property management for the Mid-Atlantic region; prior thereto, she was a member of the asset management group. Ms. Lester was Vice President of ATLANTIC's former REIT manager from July 1995 to September 1997 and was with ATLANTIC's property manager from June 1994 to September 1997, where she had comparable responsibilities. From May 1993 to May 1994, Ms. Lester was with Summit Management Company, where she specialized in new business development; and from April 1984 to May 1993 she was with Trammell Crow Residential Services, most recently as a Vice President, where she was responsible for property operations, marketing and new business development.

  CHRISTOPHER T. NOLAN--34--Vice President of ATLANTIC since February 1998, where he manages the acquisitions group. From January 1997 to February 1998, Mr. Nolan was Managing Director of R&B Realty Group, where he managed their multifamily expansion effort. Mr. Nolan was Vice President of ATLANTIC and ATLANTIC's former REIT manager from December 1995 to January 1997 where he had responsibility for acquisitions. From May 1994 to December 1995, he was a member of ATLANTIC's asset management group and from February 1989 to May 1994, he was a member of USF&G Corporation's real estate division.

  GLENN T. RAND--37--Vice President of ATLANTIC since June 1996, where he is responsible for asset and property management for the Florida region. Mr. Rand was Vice President of ATLANTIC's former REIT manager from June 1996 to September 1997 and he was with ATLANTIC's property manager from June 1995 to September 1997 where he had comparable responsibilities. From August 1987 to April 1995, Mr. Rand was Vice President of Trammell Crow Residential and Avalon Properties, where he was responsible for operations and third party management solicitation in southern Florida and the northeastern United States.

  JAMES C. ROOT--42--Vice President of ATLANTIC since December 1996, where he is responsible for major capital expenditures. Mr. Root was Vice President of ATLANTIC's former REIT manager from December 1996 to September 1997, where he had comparable responsibilities and prior thereto, he was Construction Services Manager of ATLANTIC, where he was responsible for capital budgeting, major repairs and renovations. From February 1993 to February 1994, Mr. Root was Construction Manager and Consultant in Chicago, Illinois, where he evaluated potential acquisitions for Republic Management, a Houston-based, nationwide property management company. From June 1992 to February 1993, he was Construction Services Director with Genmar Realty Group, Inc. in Chicago, where he established the Construction Department responsible for capital items for a nationwide portfolio of apartment communities.

  ANN L. SCHUMACHER--39--Vice President of ATLANTIC since July 1994 and a member of the accounting group since January 1994, where she is responsible for accounting and financial reporting. Ms. Schumacher was Vice President of ATLANTIC's former REIT manager from July 1994 to September 1997, where she had comparable responsibilities. From September 1988 to October 1993, Ms. Schumacher was with Trammell Crow Company, most recently as Regional Controller, where she managed the accounting department for the company's 26 million-square-foot industrial portfolio in Southern California and Arizona.

  L. DOUGLAS SNIDER--44--Vice President of ATLANTIC since July 1995, where he is responsible for directing the development of new multifamily communities in the Mid-Atlantic region; prior thereto, he was a member of the development group. Mr. Snider was Vice President of ATLANTIC's former REIT manager from July 1995 to September 1997, where he had comparable responsibilities. From July 1993 to March 1995, Mr. Snider was Vice President of Operations with American Constructors, where he was responsible for all design/build activities. From June 1990 to July 1993, he was Vice President of Robert L. Mayer Corporation, where he was responsible for residential and commercial development activities.

  C. MELVIN WHITE--58--Vice President of ATLANTIC since April 1996, where he is a Development Manager; prior thereto he was a member of the development group. Mr. White was Vice President of ATLANTIC's former REIT manager from April 1996 to September 1997, where he had comparable responsibilities. From September 1991 to August 1995, Mr. White was Founder/Partner of Sherrill and Associates, an interior specialty contracting firm.

EMPLOYEES

  At January 31, 1998, ATLANTIC had 90 operating professionals and 520 property-level and support personnel dedicated to implementing ATLANTIC's highly focused business strategy. None of ATLANTIC's employees are covered by a collective bargaining agreement. ATLANTIC believes that relations with its employees are good.

COMPETITION

  There are numerous commercial developers, real estate companies and other owners of real estate that compete with ATLANTIC in seeking land for development, communities for acquisition and disposition and residents for communities. All of ATLANTIC's multifamily communities are located in developed areas that include other multifamily communities. The number of competitive multifamily communities in a particular area could have a material adverse effect on ATLANTIC's ability to lease units and on the rents charged. In addition, other forms of single family and multifamily residential communities provide housing alternatives to both residents and potential residents of ATLANTIC's multifamily communities.

  Few competitors in ATLANTIC's primary target market currently focus on the moderate income resident. Consequently, ATLANTIC believes that moderate income residents are a significantly underserved market with limited competition.

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

  ATLANTIC has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its communities owned or being acquired at January 31, 1998, and ATLANTIC is not aware of any environmental condition with respect to any of its communities that is likely to be material. ATLANTIC has subjected each of its communities to a Phase I environmental assessment (which does not involve invasive procedures such as soil sampling or ground water analysis) by independent consultants. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed, nor is ATLANTIC aware of, any environmental liability (including asbestos-related liability) that it believes would have a material adverse effect on its business, financial condition or results of operations. No assurance can be given, however, that these assessments and investigations revealed all potential environmental liabilities, that no prior owner or operator created any material environmental condition not known to ATLANTIC or the independent consultants or that future uses and conditions (including, without limitation, resident actions or changes in applicable environmental laws and regulations) will not result in unreimbursed costs relating to environmental liabilities.

INSURANCE COVERAGE

  ATLANTIC carries comprehensive general liability coverage on its owned communities, with limits of liability customary within the industry, to insure against liability claims and related defense costs. Similarly, ATLANTIC is insured against the risk of direct physical damage in amounts necessary to reimburse ATLANTIC on a replacement cost basis for costs incurred to repair or rebuild each community, including loss of rental income during the reconstruction period.

ITEM 2. PROPERTIES

PORTFOLIO COMPOSITION

  The following table indicates the composition of communities owned by ATLANTIC at January 31, 1998 based upon the primary household income categories of each community's residents:

                                                        NUMBER OF  PERCENTAGE OF
                                                       COMMUNITIES   ASSETS(1)
                                                       ----------- -------------
   Moderate income....................................      59           56%
   Middle income......................................      35           36
   Upper middle income................................       7            8
                                                           ---          ---
     Total............................................     101          100%
                                                           ===          ===

--------
(1) Percentages are based on total expected investment which, for operating communities, represents cost, plus budgeted capital expenditures. For communities under construction and in planning, total expected investment represents total budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period. Does not include land held for future development (construction is not anticipated to commence in the next 12 months), which is less than 1% of assets, based on cost.

GEOGRAPHIC DISTRIBUTION

  ATLANTIC has organized the operations within its target market into three geographic regions to more effectively manage its communities. These operating regions are titled: Mid-Atlantic, Southeast and Florida. ATLANTIC's communities are located in 17 metropolitan areas in 9 states and the District of Columbia. The table below demonstrates the geographic distribution of ATLANTIC's portfolio (operating communities and total communities, which includes operating communities and owned communities under construction and in planning) at January 31, 1998:

                             OPERATING COMMUNITIES       TOTAL COMMUNITIES
                           ------------------------- -------------------------
                            NUMBER OF  PERCENTAGE OF  NUMBER OF  PERCENTAGE OF
                           COMMUNITIES   ASSETS(1)   COMMUNITIES   ASSETS(1)
                           ----------- ------------- ----------- -------------
MID-ATLANTIC:
Charlotte, North
 Carolina.................       4            5%           6            5%
Columbus, Ohio............       1            1            1            1
Greenville, South
 Carolina.................       1            1            1            1
Indianapolis, Indiana.....     --           --             1            1
Memphis, Tennessee........       2            2            2            1
Nashville, Tennessee......       3            4            4            4
Raleigh, North Carolina...       9           11           12           12
Richmond, Virginia........       2            3            6            6
Washington, D.C...........       5            9            6            8
                               ---          ---          ---          ---
  Total Mid-Atlantic......      27           36%          39           39%
                               ---          ---          ---          ---
SOUTHEAST:
Atlanta, Georgia..........      21           31%          25           28%
Birmingham, Alabama.......       3            4            4            5
                               ---          ---          ---          ---
  Total Southeast.........      24           35%          29           33%
                               ---          ---          ---          ---
FLORIDA:
Ft. Lauderdale/West Palm
 Beach, Florida...........       9           11%          13           13%
Ft. Myers, Florida........       1            1            1            1
Jacksonville, Florida.....       4            6            5            5
Orlando, Florida..........       5            4            7            4
Sarasota, Florida.........       1            2            1            1
Tampa, Florida............       6            5            6            4
                               ---          ---          ---          ---
  Total Florida...........      26           29%          33           28%
                               ---          ---          ---          ---
    Total.................      77          100%         101          100%
                               ===          ===          ===          ===

--------
(1) Percentages are based on total expected investment which, for operating communities, represents cost, plus budgeted capital expenditures. For communities under construction and in planning, total expected investment represents total budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period. The term "in planning" means that construction is anticipated to commence within 12 months. Does not include land held for future development (construction is not anticipated to commence in the next 12 months), which is less than 1% of assets, based on cost.

COMMUNITIES

  The information in the following table is as of December 31, 1997 for communities owned at December 31, 1997, except total expected investment which is as of January 31, 1998, (dollar amounts in thousands). Additional information on ATLANTIC's communities is contained in Schedule III, Real Estate and Depreciation, in "Item 8. Financial Statements and Supplementary Data". No individual community, or group of communities operated as a single business unit, amounts to 10% or more of ATLANTIC's consolidated total assets at December 31, 1997 nor does the gross revenue from any such communities amount to 10% or more of ATLANTIC's consolidated gross revenues for the fiscal year ended December 31, 1997.

                             YEAR                                     TOTAL
                         ACQUIRED OR  PERCENTAGE        ATLANTIC    EXPECTED
                         COMPLETED(1)   LEASED   UNITS INVESTMENT INVESTMENT(2)
                         ------------ ---------- ----- ---------- -------------
COMMUNITIES OWNED AS OF
DECEMBER 31, 1997:
OPERATING
 COMMUNITIES(3):
 MID-ATLANTIC:
 Charlotte, North
  Carolina:
  STABILIZED:
  Cameron at Hickory
   Grove(4).............     1996        95.1%     202  $  8,464    $  8,550
  Cameron Oaks..........     1994        97.7      264    15,444      15,521
  Waterford Hills*......     1995        95.6      270    13,530      13,586
  PRE-STABILIZED:
  Waterford Square
   I*(5)................     1996        87.5      408    21,497      21,503
                                         ----    -----  --------    --------
    Subtotals/Average...                 93.1    1,144    58,935      59,160
                                         ----    -----  --------    --------
 Columbus, Ohio:
  PRE-STABILIZED:
  Arbors of Dublin......     1997        92.4      288    14,625      14,995
 Greenville, South Caro-
  lina:
  PRE-STABILIZED:
  Cameron Court(6)(7)...     1996        94.4      234    11,248      11,524
 Memphis, Tennessee:
  STABILIZED:
  Arbors at Century Cen-
   ter..................     1996        93.6      420    16,428      16,603
  Country Oaks(8).......     1996        88.0      200     8,676       8,757
                                         ----    -----  --------    --------
    Subtotals/Average...                 91.8      620    25,104      25,360
                                         ----    -----  --------    --------
 Nashville, Tennessee:
  STABILIZED:
  Arbor Creek(9)........     1994        91.1      360    18,293      18,610
  Enclave at Brentwood..     1995        91.1      380    16,276      16,589
  PRE-STABILIZED:
  Shadowbluff(10).......     1997        84.6      220     8,484       8,739
                                         ----    -----  --------    --------
    Subtotals/Average...                 89.6      960    43,053      43,938
                                         ----    -----  --------    --------
 Raleigh, North Caroli-
  na:
  STABILIZED:
  Cameron Ridge(11).....     1996        95.2      228    10,398      10,492
  Cameron Square........     1994        96.3      268    16,067      16,258
  Waterford Forest*.....     1997        92.2      384    21,535      21,563
  Waterford Point*......     1996        97.3      336    16,953      16,963
  PRE-STABILIZED:
  Bryn Athyn............     1997        89.5      172     9,306       9,623
  Cameron Brooke(7)*....     1997        94.7      228    13,479      13,669
  Cameron Lake I(7).....     1996        95.4      196     9,774       9,869
  Cameron Lake II.......     1997        95.4      172     9,230       9,665
  Emerald Forest(7).....     1996        92.2      320    15,130      15,243
                                         ----    -----  --------    --------
    Subtotals/Average...                 94.3    2,304   121,872     123,345
                                         ----    -----  --------    --------

                              YEAR                                     TOTAL
                          ACQUIRED OR  PERCENTAGE        ATLANTIC    EXPECTED
                          COMPLETED(1)   LEASED   UNITS INVESTMENT INVESTMENT(2)
                          ------------ ---------- ----- ---------- -------------
 Richmond, Virginia:
  STABILIZED:
  Cameron at Gayton(12)..     1994        94.1%     220  $ 10,209    $ 10,436
  Cameron at Wellesley...     1994        93.8      340    19,605      19,654
                                          ----    -----  --------    --------
    Subtotals/Average....                 93.9      560    29,814      30,090
                                          ----    -----  --------    --------
 Washington, D.C.:
  STABILIZED:
  Camden at Kendall
   Ridge.................     1994        93.5      184    11,796      11,905
  Cameron at Milestone*..     1997        97.8      444    31,502      31,628
  Cameron at Saybrooke...     1994        97.6      252    19,481      19,548
  Sheffield Forest.......     1995        91.8      256    15,969      16,096
  West Springfield Ter-
   race..................     1996        95.5      244    16,815      17,076
                                          ----    -----  --------    --------
    Subtotals/Average....                 95.7    1,380    95,563      96,253
                                          ----    -----  --------    --------
      Subtotals/Average--
       Mid-Atlantic......                 93.5    7,490   400,214     404,665
                                          ----    -----  --------    --------
 SOUTHEAST:
 Atlanta, Georgia:
  STABILIZED:
  Azalea Park(13)(14)....     1995        92.4      447    26,106      26,177
  Balmoral Village.......     1996        94.2      312    19,532      19,721
  Cameron Ashford........     1994        95.9      365    25,031      25,128
  Cameron
   Briarcliff(12)........     1994        95.9      220    14,333      14,426
  Cameron Brook(13)(15)..     1994        96.8      440    22,616      22,766
  Cameron Crest..........     1994        97.4      377    23,995      24,311
  Cameron Dunwoody.......     1994        92.0      238    17,008      17,095
  Cameron Forest.........     1995        90.8      152     6,364       6,442
  Cameron Place..........     1995        88.7      212     8,219       8,297
  Cameron Pointe.........     1996        97.7      214    15,035      15,164
  Cameron Sta-
   tion(13)(16)..........     1995        96.3      348    16,341      16,460
  Cameron Woodlands......     1995        95.0      644    26,092      26,392
  Clairmont
   Crest(13)(17).........     1994        95.8      213    11,124      11,229
  The Greens(13)(18).....     1994        94.1      304    13,826      13,963
  Lake Ridge at Dunwoo-
   dy....................     1993        97.8      268    17,470      17,590
  Morgan's Landing.......     1993        96.4      165     8,709       8,796
  Old Salem..............     1994        96.5      172     8,356       8,511
  Trolley Square.........     1994        95.6      270    14,004      14,191
  Vinings Landing........     1994        99.0      200    10,046      10,159
  WintersCreek(13)(19)...     1995        93.0      200     7,934       8,068
  PRE-STABILIZED:
  Cameron Creek(5)(7)....      (20)       92.6      664    45,254      45,612
                                          ----    -----  --------    --------
    Subtotals/Average....                 94.9    6,425   357,395     360,498
                                          ----    -----  --------    --------
 Birmingham, Alabama:
  STABILIZED:
  Cameron on the
   Cahaba(21)............     1995        94.3      400    19,085      19,317
  Morning Sun Villas.....     1994        91.9      184     9,463       9,562
  PRE-STABILIZED:
  Colony Woods(7)(22)....      (23)       95.4      414    21,740      22,017
                                          ----    -----  --------    --------
    Subtotals/Average....                 94.3      998    50,288      50,896
                                          ----    -----  --------    --------
      Subtotals/Average--
       Southeast.........                 94.8    7,423   407,683     411,394
                                          ----    -----  --------    --------

                                YEAR                                      TOTAL
                            ACQUIRED OR  PERCENTAGE         ATLANTIC    EXPECTED
                            COMPLETED(1)   LEASED   UNITS  INVESTMENT INVESTMENT(2)
                            ------------ ---------- ------ ---------- -------------
 FLORIDA:
 Ft. Lauderdale/West
 Palm Beach, Florida:
  STABILIZED:
  Cameron at Bayberry
   Lake...................      1996        92.5%      308 $  17,313    $  17,396
  Cameron at Meadow
   Lakes..................      1995        98.4       189     8,970        9,042
  Cameron at the Vil-
   lages(12)..............      1994        97.1       384    19,769       19,944
  Cameron Cove(13)(24)....      1994        96.8       221     9,444        9,642
  Cameron View............      1995        97.2       176     8,789        8,859
  Park Place at Turtle
   Run....................      1996        96.3       350    15,947       16,096
  PRE-STABILIZED:
  Cameron Hidden Har-
   bor(25)................      1997        95.5       200    10,939       11,235
  Parrot's Landing
   I(5)(7)(13)(26)........      1994        92.9       408    19,072       19,172
  Parrot's Landing
   II*(7).................      1997        97.4       152    10,201       10,293
                                            ----    ------ ---------    ---------
    Subtotals/Average.....                  95.6     2,388   120,444      121,679
                                            ----    ------ ---------    ---------
 Ft. Myers, Florida:
  STABILIZED:
  Forestwood(13)(27)......      1994        96.7       397    14,076       14,358
 Jacksonville, Florida:
  STABILIZED:
  Bay Club................      1994        94.6       220    12,299       12,441
  Cameron Deerwood*.......      1997        97.0       336    17,725       17,738
  Cameron Timberlin Parc I
   *......................      1997        90.0       320    17,226       17,253
  PRE-STABILIZED:
  Cameron Lakes I*(5).....      1996        81.5       302    16,705       17,919(28)
                                            ----    ------ ---------    ---------
    Subtotals/Average.....                  90.7     1,178    63,955       65,351
                                            ----    ------ ---------    ---------
 Orlando, Florida:
  STABILIZED:
  Camden Springs..........      1994        95.9       340    17,559       17,721
  Cameron Villas I(29)....      1994        95.3       192     8,150        8,313
  Cameron Villas II(12)...      1995        95.2        42     1,830        1,894
  Kingston Village........      1995        93.3       120     6,178        6,342
  Wellington I(12)........      1994        99.0       192     8,075        8,162
                                            ----    ------ ---------    ---------
    Subtotals/Average.....                  96.1       886    41,792       42,432
                                            ----    ------ ---------    ---------
 Sarasota, Florida:
  STABILIZED:
  Camden Palmer Ranch.....      1994        96.3       432    24,435       24,552
 Tampa, Florida:
  STABILIZED:
  Camden Downs............      1994        96.8       250    12,674       12,761
  Cameron Lakes...........      1995        97.1       207     8,709        8,784
  Country Place Vil-
   lage(30)...............      1995        98.4       188     8,605        8,800
  Foxbridge on the
   Bay(13)(31)............      1994        98.6       358    11,011       11,141
  PRE-STABILIZED:
  Cameron Bayshore(7).....      1996        97.6       328    11,579       11,688
  Cameron Palm Har-
   bor(32)................      1997        99.4       168     7,334        7,628
                                            ----    ------ ---------    ---------
    Subtotals/Average.....                  97.9     1,499    59,912       60,802
                                            ----    ------ ---------    ---------
      Subtotals/Average--
       Florida............                  95.4     6,780   324,614      329,174
                                            ----    ------ ---------    ---------
       Subtotals/Average--
       Operating
       Communities........                  94.5    21,693 1,132,511    1,145,233
                                            ----    ------ ---------    ---------

                            YEAR                                     TOTAL
                        ACQUIRED OR  PERCENTAGE        ATLANTIC    EXPECTED
                        COMPLETED(1)   LEASED   UNITS INVESTMENT INVESTMENT(2)
                        ------------ ---------- ----- ---------- -------------
COMMUNITIES UNDER
 CONSTRUCTION:
 MID-ATLANTIC:
 Charlotte, North
  Carolina:
  Cameron
   Matthews*(33).......     1998        N/A       212  $ 8,128     $ 12,184
  Waterford Square
   II*(33).............     1998        N/A       286   15,788       16,708
                                        ---     -----  -------     --------
    Subtotals..........                 N/A       498   23,916       28,892
                                        ---     -----  -------     --------
 Nashville, Tennessee:
  Cameron
   Overlook*(33).......     1998        N/A       452   23,302       24,220
 Raleigh, North
  Carolina:
  Cameron at
   Southpoint*.........     1999        N/A       288    3,610       17,401
  Cameron Woods*.......     1999        N/A       328    3,687       19,829
                                        ---     -----  -------     --------
    Subtotals..........                 N/A       616    7,297       37,230
                                        ---     -----  -------     --------
 Richmond, Virginia:
  Cameron at Virginia
   Center*.............     1998        N/A       264   11,546       17,331
  Cameron at
   Wyndham*(33)........     1998        N/A       312   19,037       21,232
  Cameron Crossing
   I*(33)..............     1998        N/A       280   18,318       18,891
  Cameron Crossing
   II*.................     1998        N/A       144    3,755        9,923
                                        ---     -----  -------     --------
    Subtotals..........                 N/A     1,000   52,656       67,377
                                        ---     -----  -------     --------
      Subtotals--Mid-
       Atlantic........                 N/A     2,566  107,171      157,719
                                        ---     -----  -------     --------
 SOUTHEAST:
 Atlanta, Georgia:
  Cameron at Barrett
   Creek*..............     1999        N/A       332    6,372       23,204
  Cameron at North
   Point*..............     1999        N/A       264    6,542       20,335
  Cameron Bridge*......     1999        N/A       224    4,576       16,499
  Cameron
   Landing*(33)........     1999        N/A       368   14,136       22,431
                                        ---     -----  -------     --------
    Subtotals..........                 N/A     1,188   31,626       82,469
                                        ---     -----  -------     --------
 Birmingham, Alabama:
  Cameron at the Summit
   I*(33)..............     1998        N/A       372   21,305       21,873
                                        ---     -----  -------     --------
      Subtotals--South-
       east............                 N/A     1,560   52,931      104,342
                                        ---     -----  -------     --------
 FLORIDA:
 Ft. Lauderdale/West
 Palm Beach, Florida:
  Cameron Gardens*.....     1999        N/A       300    5,454       21,555
  Cameron Palms*.......     1999        N/A       340    6,065       24,605
  Cameron Park I*......     1999        N/A       196    3,390       14,530
  Cameron
   Waterways*(33)......     1999        N/A       300   18,104       22,034
                                        ---     -----  -------     --------
    Subtotals..........                 N/A     1,136   33,013       82,724
                                        ---     -----  -------     --------
 Jacksonville, Florida:
  Cameron Lakes
   II*(33).............     1998        N/A       253   14,131       15,875(28)
 Orlando, Florida:
  Cameron Promenade*...     1999        N/A       212    5,348       14,067
  Wellington II*.......     1998        N/A       120    4,471        9,106
                                        ---     -----  -------     --------
    Subtotals..........                 N/A       332    9,819       23,173
                                        ---     -----  -------     --------
      Subtotals--
       Florida.........                 N/A     1,721   56,963      121,772
                                        ---     -----  -------     --------
        Subtotals--
         Communities
         Under
         Construction..                 N/A     5,847  217,065      383,833
                                        ---     -----  -------     --------

                             YEAR                                      TOTAL
                         ACQUIRED OR  PERCENTAGE         ATLANTIC    EXPECTED
                         COMPLETED(1)   LEASED   UNITS  INVESTMENT INVESTMENT(2)
                         ------------ ---------- ------ ---------- -------------
COMMUNITIES IN PLANNING
 AND OWNED (34):
 MID-ATLANTIC:
 Indianapolis, Indiana:
  Cameron at River
   Ridge*...............     2000        N/A        202 $    1,838  $   12,810
 Raleigh, North
  Carolina:
  Cameron Chase*........     2000         N/A       388      3,060      26,214
 Washington, D.C.:
  Cameron at Governor's
   Green*...............     2000         N/A       338      5,811      27,900
                                         ----    ------ ----------  ----------
      Subtotals-Mid-At-
       lantic...........                  N/A       928     10,709      66,924
                                         ----    ------ ----------  ----------
        Subtotals-Commu-
         nities in Plan-
         ning and
         Owned..........                  N/A       928     10,709      66,924
                                         ----    ------ ----------  ----------
LAND HELD FOR FUTURE
 DEVELOPMENT(35)........                 N/A        --       4,287         --
                                         ----    ------ ----------  ----------
        Total Communi-
         ties Owned at
         December 31,
         1997 and Janu-
         ary 31, 1998...                 94.5%   28,468 $1,364,572  $1,595,990
                                         ====    ====== ==========  ==========

  As of January 31, 1998, ATLANTIC had land in planning and under control for the development of 1,752 units with a total budgeted development cost of $126.3 million. The term "under control" means that ATLANTIC has an exclusive right (through a contingent contract or letter of intent) during a contractually agreed-upon time period to acquire land for future development of multifamily communities, but does not currently own the land. There can be no assurance that such land will be acquired. The unit and total budgeted development cost information for these developments is based on management's best estimates of the cost upon completion of these developments.
--------
 *  Community developed by ATLANTIC.
 (1) With respect to communities under construction or communities in planning and owned, represents expected completion date.
 (2) For operating communities, represents cost, plus budgeted capital expenditures. For communities under construction and in planning, represents total budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period. The term "in planning" means that construction is anticipated to commence within 12 months.
 (3) The term "stabilized" means that renovation, repositioning, new management and new marketing programs (or development and marketing in the case of newly developed communities) have been completed and in effect for a sufficient period of time (but in no event longer than 12 months, except in cases of major rehabilitation) to achieve 93% occupancy at market rents. Prior to being "stabilized", a community is considered "pre-stabilized". See "Item 1. Business--Operating System--Acquisitions".
 (4) Cameron at Hickory Grove is subject to a deed of trust securing mortgage debt of $5.9 million.
 (5) Community was classified as pre-stabilized in 1997 due to the effects of lease-up activities at Phase II of this community.
 (6) Community was classified as pre-stabilized at December 31, 1997 as it was undergoing major rehabilitation.
 (7) Community was stabilized in January 1998.
 (8) Country Oaks is subject to a deed of trust securing mortgage debt of $5.9 million.
 (9) The land associated with Arbor Creek is leased by ATLANTIC through the year 2058 under an agreement with the Metropolitan Nashville Airport Authority.
(10) Shadowbluff is subject to a deed of trust securing mortgage debt of $5.5 million.
(11) Cameron Ridge is subject to a deed of trust securing mortgage debt of $5.7 million.

(12) Community is pledged as additional security under ATLANTIC's 30-year credit enhancement agreement with FNMA. For a discussion of the FNMA credit enhancement agreement. See "Item 1. Business--Operating System-- Capital Raising and Finance".
(13) The tax-exempt bond issue associated with this community is included in ATLANTIC's credit enhancement agreement with FNMA.
(14) Azalea Park is subject to a deed of trust securing mortgage debt related to $15.5 million of tax-exempt bonds.
(15) Cameron Brook is subject to a deed of trust securing mortgage debt related to $19.5 million of tax-exempt bonds
(16) Cameron Station is subject to a deed of trust securing mortgage debt related to $14.5 million of tax-exempt bonds.
(17) Clairmont Crest is subject to a deed of trust securing mortgage debt related to $11.6 million of tax-exempt bonds.
(18) The Greens is subject to a deed of trust securing mortgage debt related to $10.4 million of tax-exempt bonds.
(19) WintersCreek is subject to a deed of trust securing mortgage debt related to $5.0 million of tax-exempt bonds.
(20) Phase I of Cameron Creek, which consists of 404 units, was acquired in 1994. Phase II of Cameron Creek, which consists of 260 units, was developed by ATLANTIC and completed in 1997.
(21) Phase II of Cameron on the Cahaba consists of 250 units and is subject to a deed of trust securing mortgage debt of $8.0 million.
(22) Community was classified as pre-stabilized in 1997 due to the transfer of on-site management from a third party to ATLANTIC.
(23) Phase I of Colony Woods, which consists of 216 units, was acquired in 1994. Phase II of Colony Woods, which consists of 198 units, was developed by ATLANTIC and completed in 1995.
(24) Cameron Cove is subject to a deed of trust securing mortgage debt related to $8.5 million of tax-exempt bonds.
(25) Cameron Hidden Harbor is subject to a deed of trust securing mortgage debt of $5.5 million.
(26) Phase I of Parrot's Landing consists of 408 units and is subject to a deed of trust securing mortgage debt related to $15.8 million of tax-exempt bonds.
(27) Forestwood is subject to a deed of trust securing mortgage debt related to $11.5 million of tax-exempt bonds.
(28) The total expected investment cost of this developed community includes a potential incentive payment to the third party developer/manager that had not been earned by them at December 31, 1997.
(29) Cameron Villas I is subject to a deed of trust securing mortgage debt of $6.3 million.
(30) Phase I of Country Place Village consists of 88 units and is subject to a deed of trust securing mortgage debt of $2.0 million.
(31) Foxbridge on the Bay is subject to a deed of trust securing mortgage debt related to $10.4 million of tax-exempt bonds.
(32) Cameron Palm Harbor is subject to a deed of trust securing mortgage debt of $5.3 million.
(33) Community was leasing completed units at January 31, 1998.
(34) The term "in planning" means that construction is anticipated to commence within 12 months.
(35) Land held for future development means that construction is not anticipated to commence in the next 12 months.

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

  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  ATLANTIC's common stock, par value $0.01 per share ("Common Shares"), is listed on the New York Stock Exchange ("NYSE") under the symbol "SCA". The following table sets forth the high and low sales price of the Common Shares as reported in the NYSE Composite Tape and cash distributions per Common Share for the periods indicated.

                                                                      CASH
                                         HIGH         LOW         DISTRIBUTIONS
                                        -------     --------     --------------
1996:
  First Quarter........................         (1)          (1)      0.42
  Second Quarter.......................         (1)          (1)      0.42
  Third Quarter........................         (1)          (1)      0.42
  Fourth Quarter....................... $24 5/8 (1) $20 7/8 (1)       0.39(2)
                                                                     -----
                                                                     $1.65
                                                                     =====
1997:
  First Quarter........................ $26 1/2     $   22           $0.39
  Second Quarter.......................  24 1/8      20 3/4           0.39
  Third Quarter........................ 24 3/16      21 1/2           0.39
  Fourth Quarter.......................  23 1/8      20 7/16          0.39
                                                                     -----
                                                                     $1.56
                                                                     =====
1998:
  First Quarter (through March 18)..... $ 22 13/16  $20 5/8          $0.40
                                                                     =====

--------
(1) The Common Shares commenced trading on the NYSE on October 15, 1996.
(2) In light of the transaction with Homestead Village Incorporated ("Homestead") in October 1996 that is discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations--Homestead Transaction" and ATLANTIC's initial public offering in October 1996, the Board adjusted the distribution in the fourth quarter of 1996.

  As of March 18, 1998, ATLANTIC had 47,760,965 Common Shares outstanding, approximately 300 record holders of Common Shares and approximately 3,000 beneficial holders of Common Shares.

  In addition to the quarterly cash distributions shown above, the following distributions were made to ATLANTIC's shareholders:

  . In connection with ATLANTIC's acquisition of the management companies owned by Security Capital, ATLANTIC's holders of Common Shares (other than Security Capital) as of September 16, 1997 received warrants from Security Capital to purchase 1,675,940 shares of Security Capital's Class B common stock (0.071116 warrants for each Common Share held). Each warrant can be exercised for one share of Security Capital's Class B common stock at an exercise price of $28.00 per share through September 18, 1998. Security Capital issued these warrants, in part, as an incentive to ATLANTIC's shareholders to vote to approve the transaction. The warrants are traded on the NYSE and the December 31, 1997 closing price was $5.25 per warrant. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Merger Transaction--Terms of Transaction".

  . ATLANTIC made a special distribution on November 12, 1996 to holders of record of Common Shares on October 29, 1996 ("the Homestead Distribution"). The Homestead Distribution consisted of Homestead common stock and warrants to purchase Homestead common stock, which were received as consideration for the sale of certain assets to Homestead. For book purposes, the Homestead Distribution was valued at $58.2 million, which was based on the estimated fair value of the net assets sold to Homestead. The securities distributed in the Homestead Distribution (0.110875 shares of Homestead common stock and 0.074384 warrants to purchase shares of Homestead common stock per ATLANTIC Common Share) had a market value of $2.67 per Common Share based on the closing prices of such securities on the American Stock Exchange on November 11, 1996, the day prior to the distribution date. Consequently, the Homestead Distribution resulted in an adjustment of $2.75 per Common Share to ATLANTIC's Common Share price by the NYSE on November 12, 1996. Accordingly, ATLANTIC's October 1996 initial public offering price, as adjusted for the Homestead Distribution, was $21.25 per Common Share (as compared to the pre-adjustment price of $24.00 per Common Share).

  ATLANTIC, in order to qualify as a REIT, is required to make distributions (other than capital gain distributions) to its shareholders in amounts at least equal to (i) the sum of (A) 95% of its "REIT taxable income" (computed without regard to the dividends-paid deduction and its net capital gain) and
(B) 95% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of non-cash income. ATLANTIC's long-term distribution strategy is to distribute what it believes is a conservative percentage of its cash flow, permitting ATLANTIC to retain funds for capital improvements and other investments while funding its distributions. ATLANTIC has paid 17 consecutive quarterly cash distributions on its Common Shares since its inception in October 1993.

  ATLANTIC announces the following year's projected annual distribution level after the Board's annual budget review and approval in December of each year. At its December 4, 1997 meeting, the Board announced a projected annual distribution level of $1.60 per Common Share for 1998 and declared a distribution of $0.40 per Common Share for the first quarter of 1998, which was paid on February 26, 1998 to holders of record of Common Shares on February 12, 1998. The payment of distributions is subject to the discretion of the Board and depends upon the financial condition and operating results of ATLANTIC. ATLANTIC's $350 million unsecured line of credit agreement contains covenants which provide that ATLANTIC's distributions for the preceding four quarters may not exceed 95% of funds from operations (as defined in the loan agreement) for the preceding four quarters.

  For federal income tax purposes, distributions may consist of ordinary income, capital gains, non-taxable return of capital or a combination thereof. Distributions that exceed ATLANTIC's current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and reduce the shareholder's basis in the Common Shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholder's basis in the Common Shares, it will generally be treated as a gain from the sale or exchange of that shareholder's Common Shares. ATLANTIC annually notifies shareholders of the taxability of distributions paid during the preceding year. The following summarizes the taxability of cash distributions paid in 1996 and 1995 on the Common Shares and the estimated taxability for 1997.

                                                       YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                       1997(1)  1996(2)   1995
                                                       -------- -------- -------
Per Common Share:
  Ordinary income.....................................  $  1.14  $  0.78 $  0.92
  Return of capital(3)................................     0.42     0.87    0.68
                                                        -------  ------- -------
    Total(4)..........................................  $  1.56  $  1.65 $  1.60
                                                        =======  ======= =======

--------
(1) Does not include the Security Capital warrants distributed in September 1997 that were valued at $6.88 per warrant or $0.49 per Common Share for federal income tax purposes, all of which is taxable as ordinary income.
(2) Does not include the securities distributed in the Homestead Distribution that were valued at $1.91 per Common Share for federal income tax purposes, of which $0.90 was taxable as ordinary income and $1.01 was treated as a return of capital.
(3) Under federal income tax rules, ATLANTIC's earnings and profits are first allocated to its preferred stock which increases the portion of the Common Shares distribution classified as return of capital. The portion of distributions characterized as return of capital results primarily from the excess of distributions over earnings primarily because noncash charges such as depreciation are added to earnings in determining distribution levels. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."
(4) ATLANTIC's tax return for the year ended December 31, 1997 has not been filed, and the taxability information for 1997 is based upon the best available data. ATLANTIC's tax returns for prior years have not been examined by the Internal Revenue Service and, therefore, the taxability of distributions is subject to change.

  ATLANTIC paid dividends of $0.7845 per share on its Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share, ("Series A Preferred Shares"), in 1997, all of which was treated as ordinary income for federal income tax purposes. Pursuant to the terms of the Series A Preferred Shares. ATLANTIC is restricted from declaring or paying any distribution with respect to its Common Shares unless all cumulative dividends with respect to the Series A Preferred Shares have been paid and sufficient funds have been set aside for Series A Preferred Share dividends that have been declared.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected financial data relating to the historical financial condition and results of operations of ATLANTIC as of and for the years ended December 31, 1997, 1996, 1995 and 1994, and as of and for the period from inception (October 26, 1993) through December 31, 1993 (amounts in thousands, except per share data). Such selected financial data is qualified in its entirety by, and should be read in conjunction with, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto incorporated by reference herein. Unless otherwise indicated, all Common Share and per Common Share amounts have been adjusted to give effect to ATLANTIC's one-for-two reverse Common Share split, which was effective on September 10, 1996.

                                             PERIOD ENDED DECEMBER 31,
                                     ------------------------------------------
                                       1997     1996     1995    1994   1993(1)
                                     -------- -------- -------- ------- -------
OPERATIONS SUMMARY:
Rental income......................  $168,459 $137,729 $103,634 $55,071  $ 156
Homestead Convertible Mortgages in-
 terest income.....................     4,453      --       --      --     --
Total revenues.....................   173,549  138,156  103,879  55,220    159
Property management fees paid to
 affiliate.........................     3,848    4,208    3,475   1,536    --
Property management fees paid to
 third parties.....................       629      971      591     661    --
REIT management fee paid to affili-
 ate...............................     8,548   10,445    6,923   3,671     12
General and administrative ex-
 penses............................     2,362      673      646     266      1
Earnings before extraordinary
 item..............................    52,723   42,569   19,639   9,926     38
Extraordinary item--loss on early
 extinguishment of debt............       --     3,940      --      --     --
Preferred share dividends paid.....     1,569      --       --      --     --
Net earnings attributable to Common
 Shares............................    51,154   38,629   19,639   9,926     38
Common Share cash distributions
 paid..............................  $ 65,976 $ 53,064 $ 35,119 $14,648  $ --
PER SHARE DATA:
Basic and diluted earnings before
 extraordinary item................  $   1.21 $   1.33 $   0.89 $  0.81  $0.13
Basic and diluted net earnings at-
 tributable to Common Shares.......  $   1.21 $   1.21 $   0.89 $  0.81  $0.13
Weighted-average Common Shares out-
 standing--basic...................    42,449   32,028   21,944  12,227    286
Weighted-average Common Shares
 outstanding
 --diluted.........................    42,450   32,028   21,944  12,227    286
Common Share cash distributions
 paid..............................  $   1.56 $   1.65 $   1.60 $  1.20  $ --
Series A Preferred Shares cash div-
 idends paid.......................  $  0.785 $    --  $    --  $   --   $ --


                                                DECEMBER 31,
                               -----------------------------------------------
                                  1997       1996      1995     1994    1993
                               ---------- ---------- -------- -------- -------
FINANCIAL POSITION:
Real estate owned, at cost.... $1,364,572 $1,157,235 $888,928 $631,260 $31,005
Homestead Convertible Mort-
 gages........................    122,482        --       --       --      --
Total assets..................  1,441,411  1,135,065  885,824  637,846  31,850
Lines of credit(2)............    164,743    228,000  190,000  153,000     --
Notes payable.................    150,000        --       --       --      --
Mortgages payable.............    170,525    155,790  118,524  107,347     --
Total liabilities.............    550,430    436,423  328,886  271,216     178
Total shareholders' equity.... $  890,981 $  698,642 $556,938 $366,630 $31,672
Number of Common Shares out-
 standing.....................     47,761     37,892   27,763   18,567   1,582

                                      PERIOD ENDED DECEMBER 31,
                           ----------------------------------------------------
                             1997       1996       1995       1994     1993(1)
                           ---------  ---------  ---------  ---------  --------
OTHER DATA:
Net earnings attributable
 to Common Shares........  $  51,154  $  38,629  $  19,639  $   9,926  $     38
Add (deduct):
  Real estate deprecia-
   tion..................     26,963     20,824     15,925      8,770        28
  Amortization related to
   Homestead Convertible
   Mortgages.............       (486)       --         --         --        --
  Gain on disposition of
   real estate...........     (1,608)    (6,732)       --         --        --
  Gain on sale of Home-
   stead Assets..........        --      (2,839)       --                   --
  Provision for possible
   loss on investments...        200      2,500        --                   --
  Extraordinary item--
   loss on early
   extinguishment of
   debt..................        --       3,940        --                   --
                           ---------  ---------  ---------  ---------  --------
Funds from opera-
 tions(3)................  $  76,223  $  56,322  $  35,564  $  18,696  $     66
                           ---------  ---------  ---------  ---------  --------
Net cash provided (used)
 by operating
 activities..............  $  83,122  $  54,356  $  39,732  $  23,564  $   (492)
Net cash used by invest-
 ing activities..........   (295,606)  (287,418)  (235,149)  (390,077)  (31,005)
Net cash provided by fi-
 nancing activities......    209,418    230,907    195,649    372,638    31,634

--------
(1) For the period from inception (October 26, 1993) to December 31, 1993.
(2) At March 18, 1998, ATLANTIC had $187.0 million of outstanding borrowings under its $350 million unsecured line of credit and $24.9 million of outstanding borrowings under its $50 million unsecured line of credit.
(3) Funds from operations represents net earnings computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from real estate transactions, provisions for possible losses, extraordinary items, non-cash interest income from Homestead Convertible Mortgages and real estate depreciation. Funds from operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of ATLANTIC's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. ATLANTIC believes that funds from operations is helpful to a reader as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides a reader with an indication of the ability of ATLANTIC to incur and service debt, to make capital expenditures and to fund other cash needs. On January 1, 1996, ATLANTIC adopted the National Association of Real Estate Investment Trusts' ("NAREIT") revised definition of funds from operations. Under this more conservative definition, loan cost amortization is not added back to net earnings in determining funds from operations. For comparability, funds from operations for the periods prior to January 1, 1996 give effect to the revised definition. The funds from operations measure presented by ATLANTIC, while consistent with the NAREIT definition, will not be comparable to similarly titled measures of other REITs which do not compute funds from operations in a manner consistent with ATLANTIC. Funds from operations is not intended to represent cash made available to shareholders. Cash distributions paid to shareholders is presented in the table above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with ATLANTIC's financial statements and the notes thereto included in Item 14 of this report.

  The statements contained in this discussion and elsewhere in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which ATLANTIC operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. ATLANTIC undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. ATLANTIC's operating results depend primarily on income from multifamily communities, which is substantially influenced by (i) the demand for and supply of multifamily units in ATLANTIC's primary target market and submarkets, (ii) operating expense levels, (iii) the effectiveness of property-level operations and (iv) the pace and price at which ATLANTIC can acquire and develop additional multifamily communities. Capital and credit market conditions which affect ATLANTIC's cost of capital also influence operating results. See "-- Real Estate Investments--Current Development Activity" and "--Real Estate Investments--1997 Acquisition Activity" for a discussion of risks associated with ATLANTIC's investment activity.

OVERVIEW

  ATLANTIC's results of operations, financial position and liquidity have been influenced by its operations of and investments in real estate, which consist entirely of multifamily communities. Detailed information about ATLANTIC's real estate investments at December 31, 1997 and its real estate investment activity during the year then ended is provided under "--Real Estate Investments". A description of the transaction whereby ATLANTIC became an internally managed REIT is included under "--Results of Operations--Merger Transaction--Terms of Transactions". The financial impact of this transaction is discussed under "--Results of Operations--Merger Transaction--Effect on Future Operations".

REAL ESTATE INVESTMENTS

 Operating Communities

  The following table summarizes ATLANTIC's investment activity with respect to operating communities for 1997, 1996 and 1995 (dollar amounts in thousands):

                                                  YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                   1997         1996     1995
                                                ----------    -------- --------
OPERATING COMMUNITIES AT END OF YEAR:
  Communities..................................         77(1)       70       58
  Units........................................     21,693      19,241   15,823
  Total expected investment(2)................. $1,134,014    $959,861 $783,448
  Cost per unit................................ $     52.3    $   49.9 $   49.5
INVESTMENT ACTIVITY DURING YEAR:
 DEVELOPMENTS COMPLETED:
  Communities..................................          7           3        2
  Units........................................      2,124       1,046      468
  Total expected investment(2)................. $  132,153    $ 56,370 $ 25,462
  Cost per unit................................ $     62.2    $   53.9 $   54.4
 ACQUISITIONS(3):
  Communities..................................          6          13       15
  Units........................................      1,220       3,556    3,961
  Total expected investment(2)................. $   59,918    $171,731 $182,242
  Cost per unit................................ $     49.1    $   48.3 $   46.0
 DISPOSITIONS(4):
  Communities..................................          5(5)        4        2
  Units........................................      1,396       1,184      596
  Proceeds..................................... $   66,502    $ 64,150 $ 30,934
  Gain......................................... $    1,608    $  6,732      --

--------
(1) In 1997, ATLANTIC combined phases of two communities that previously have been reflected separately.
(2) Represents cost, plus budgeted capital expenditures.
(3) Acquisitions in 1997 are described under "--1997 Acquisition Activity".
(4) Dispositions for each year are discussed under "--Results of Operations-- Gains on Disposition of Real Estate and Valuation of Long-Lived Investments".
(5) Includes a community under construction that was disposed of prior to completion.

 Communities Under Development

  ATLANTIC believes that development of multifamily communities from the ground up which are built for long-term ownership and designed to meet broad renter preferences and demographic trends will provide a greater source of long-term cash flow growth in the future. While ATLANTIC's development activity is dilutive to net earnings and funds from operations in the short term ($0.095 per Common Share in 1997), this activity is expected to add significantly to ATLANTIC's long-term performance as the developments reach stabilization in 1998 and subsequent years as shown in the table under "-- Current Development Activity".

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

  The lease-up phase commences when units are placed in service. During the lease-up phase, ATLANTIC's policy is to expense operating expenses (including pre-opening marketing expenses) and interest expense, both of which are capitalized during the construction period. The operating expenses and the interest expense on such completed units will typically exceed rental revenues, due to less than break-even occupancy, thus resulting in dilution in the form of a "lease-up" deficit. These deficits are typically experienced for a period of two to four months after "first units" are placed in service.

  Development dilution begins to decline as occupancy increases and revenues from completed units exceed the operating expenses and interest expense associated with such completed units. However, the net operating income generated during this pre-stabilized period is less than the net operating income that would be earned if the community were stabilized. The time required to achieve stabilization generally ranges from six to twelve months after completion of construction. ATLANTIC's portfolio of communities under construction at December 31, 1997 are expected to be stabilized by the first quarter of 2000.

  ATLANTIC's development activity for the years indicated is summarized below (dollar amounts in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     -------- -------- --------
STARTS DURING YEAR:
  Communities.......................................       15        9        6
  Units.............................................    3,892    2,815    2,214
  Total expected investment(1)...................... $264,710 $164,442 $143,822
  Cost per unit..................................... $   68.0 $   58.4 $   65.0
COMPLETIONS DURING YEAR:
  Communities.......................................        7        3        2
  Units.............................................    2,124    1,046      468
  Total expected investment(2)...................... $132,153 $ 56,370 $ 25,462
  Cost per unit..................................... $   62.2 $   53.9 $   54.4
STABILIZATIONS DURING YEAR:
  Communities.......................................        5        3      --
  Units.............................................    1,892      804      --
  Total expected investment(2)...................... $109,534 $ 43,004      --
  Cost per unit..................................... $   57.9 $   53.5      --
UNDER CONSTRUCTION AT YEAR-END(3):
  Communities.......................................       21       14        8
  Units.............................................    5,847    4,727    2,958
  Total expected investment(1)...................... $382,873 $290,486 $176,740
  Cost per unit..................................... $   65.5 $   61.5 $   59.7
  Investment to date................................ $217,065 $194,587 $ 94,094

--------
(1) Represents total budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period.
(2) Represents cost, plus budgeted capital expenditures.
(3) Developments under construction at December 31, 1997 are discussed under "--Current Development Activity".

 Current Development Activity

  ATLANTIC's 21 communities under construction at December 31, 1997 are located in nine metropolitan areas. The communities are at various stages of completion as presented below (dollar amounts in thousands):

                                                                  DATE OF    EXPECTED
                                              TOTAL      START     FIRST   STABILIZATION
                          NUMBER INVESTMENT  EXPECTED    DATE      UNITS       DATE        %
                            OF    COST TO   INVESTMENT (QUARTER/ (QUARTER/   (QUARTER/   LEASED
                          UNITS     DATE       (1)       YEAR)   YEAR)(2)      YEAR)      (3)
                          ------ ---------- ---------- --------- --------- ------------- ------
DEVELOPMENTS UNDER
CONSTRUCTION AND IN
LEASE-UP(4):
 Atlanta, Georgia:
 Cameron Landing........    368   $ 14,136   $ 22,407    1Q/97     4Q/97       3Q/99      75.0%
 Birmingham, Alabama:
 Cameron at the Summit
  I.....................    372     21,305     21,849    2Q/96     2Q/97       4Q/98      88.4
 Charlotte, North
  Carolina:
 Waterford Square II....    286     15,788     16,689    2Q/96     2Q/97       4Q/98      67.7
 Jacksonville, Florida:
 Cameron Lakes II.......    253     14,131     15,859    4Q/96     2Q/97       3Q/98      80.8
 Nashville, Tennessee:
 Cameron Overlook.......    452     23,302     23,970    2Q/96     2Q/97       4Q/98      88.9
 Richmond, Virginia:
 Cameron at Wyndham.....    312     19,037     21,035    3Q/96     4Q/97       1Q/99      42.7
 Cameron Crossing I.....    280     18,318     18,761    1Q/96     2Q/97       2Q/98      88.9
                          -----   --------   --------                                     ----
 Total in Lease-up......  2,323    126,017    140,570                                     81.3%
                          -----   --------   --------                                     ----
OTHER DEVELOPMENTS
UNDER CONSTRUCTION:
 Atlanta, Georgia:
 Cameron at Barrett
  Creek.................    332      6,372     23,183    4Q/97     4Q/98       1Q/00       N/A
 Cameron at North
  Point.................    264      6,542     20,317    4Q/97     4Q/98       1Q/00       N/A
 Cameron Bridge.........    224      4,576     16,484    4Q/97     4Q/98       4Q/99       N/A
 Charlotte, North
  Carolina:
 Cameron Matthews(5)....    212      8,128     12,170    2Q/97     1Q/98       4Q/98       N/A
 Orlando, Florida:
 Cameron Promenade......    212      5,348     14,053    3Q/97     3Q/98       2Q/99       N/A
 Wellington II..........    120      4,471      9,098    3Q/97     2Q/98       1Q/99       N/A
 Raleigh, North
  Carolina:
 Cameron at Southpoint..    288      3,610     17,382    3Q/97     4Q/98       4Q/99       N/A
 Cameron Woods..........    328      3,687     19,807    3Q/97     3Q/98       4Q/99       N/A
 Richmond Virginia:
 Cameron at Virginia
  Center................    264     11,546     17,314    2Q/97     2Q/98       2Q/99       N/A
 Cameron Crossing II....    144      3,755      9,913    2Q/97     3Q/98       1Q/99       N/A
 Southeast Florida:
 Cameron Gardens........    300      5,454     21,467    4Q/97     4Q/98       1Q/00       N/A
 Cameron Palms..........    340      6,065     24,583    4Q/97     4Q/98       1Q/00       N/A
 Cameron Park I.........    196      3,390     14,517    4Q/97     4Q/98       3Q/99       N/A
 Cameron Waterways(5)...    300     18,104     22,015    1Q/97     1Q/98       2Q/99       N/A
                          -----   --------   --------
 Total Other............  3,524     91,048    242,303
                          -----   --------   --------
 Total Developments
  Under Construction....  5,847   $217,065   $382,873
                          =====   ========   ========

--------
(1) Represents total budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period.
(2) Represents the date the first completed units were made available for leasing (or are expected to be made available for leasing). ATLANTIC begins leasing completed units prior to completion of the entire community.
(3) The percentage leased is based on total units completed and available for lease at December 31, 1997.
(4) A development community is considered in "lease-up" once ATLANTIC begins leasing completed units.
(5) This community's first units were delivered in January 1998.

  There are risks associated with ATLANTIC's development and construction activities which include: development and acquisition opportunities explored by ATLANTIC may be abandoned; third-party developers constructing ATLANTIC's communities may not perform as contracted resulting in additional costs to ATLANTIC to complete the community; occupancy rates and rents at a newly completed community are dependent on a number of factors, including market and general economic conditions, and may not be sufficient to make the community profitable; financing may not be available on favorable terms to allow ATLANTIC to develop communities as planned; and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs. Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary land-use, building, occupancy and other required governmental permits and authorizations; however, ATLANTIC obtains many approvals prior to the initial land acquisition. The occurrence of any of the events described above could adversely affect ATLANTIC's ability to achieve its projected yields on communities under development or redevelopment.

 1997 Acquisition Activity

  ATLANTIC completed the acquisition of $59.9 million of operating communities, representing a total of 1,220 units, in 1997. These acquisitions are summarized below (dollar amounts in thousands):

                                                           TOTAL
                                                         EXPECTED    ACQUISITION
                                                 UNITS INVESTMENT(1)    DATE
                                                 ----- ------------- -----------
Columbus, Ohio:
  Arbors of Dublin..............................   288    $14,625     10/22/97
Ft. Lauderdale/West Palm Beach Florida:
  Cameron at Hidden Harbor......................   200     10,939     12/02/97
Nashville, Tennessee:
  Shadowbluff...................................   220      8,484     08/26/97
Raleigh, North Carolina:
  Bryn Athyn....................................   172      9,306     09/19/97
  Cameron Lake II...............................   172      9,230     12/04/97
Tampa, Florida:
  Cameron at Palm Harbor........................   168      7,334     10/17/97
                                                 -----    -------
    Total....................................... 1,220    $59,918
                                                 =====    =======

--------
(1)  Represents cost, plus budgeted capital expenditures.

  Acquisitions entail risks that investments will fail to perform in accordance with expectations and that estimates with respect to the cost of improvements to bring an acquired community up to standards established for the market position intended for that community will prove inaccurate, as well as general investment risks associated with any new real estate investment. Although ATLANTIC undertakes an evaluation of the physical condition of each new community before it is acquired, certain defects or necessary repairs may not be detected until after ATLANTIC begins operating the community, which could significantly increase ATLANTIC's total investment.

RESULTS OF OPERATIONS

  Net earnings attributable to Common Shares for the years ended December 31, 1997, 1996 and 1995 were $51.1 million, $38.6 million and $19.6 million, respectively. Net earnings attributable to Common Shares increased $12.5 million in 1997 over 1996 and $19.0 million in 1996 over 1995.

 Property Operations

  At December 31, 1997, ATLANTIC had 21,693 operating multifamily units as compared to 19,241 operating multifamily units at December 31, 1996 and 15,823 operating multifamily units at December 31, 1995.

This increased number of communities in operation resulted in increases in rental income ($30.7 million in 1997 over 1996 and $34.1 million in 1996 over 1995), rental expenses and property management fees ($7.3 million in 1997 over 1996 and $10.1 million in 1996 over 1995), real estate taxes ($2.4 million in 1997 over 1996 and $2.7 million in 1996 over 1995), and depreciation ($6.2 million in 1997 over 1996 and $4.9 million in 1996 over 1995).

  During the period prior to a community being stabilized (see "Item 1. Business--ATLANTIC's Operating System--Acquisitions"), management begins implementing expense controls, reconfiguring the resident mix, supervising renovations and implementing a strategy to increase rental income. The full benefits of the changes are not reflected until the communities are stabilized. Of ATLANTIC's total operating multifamily communities, based on total expected investment, 22.7% were classified as pre-stabilized at December 31, 1997 as compared to 26.7% at December 31, 1996 and 25.7% at December 31, 1995.

  Because ATLANTIC will be completing construction on its current development portfolio and acquiring additional operating communities in its target market, ATLANTIC anticipates increases in rental income and property-level expenses in future periods.

 Communities Fully Operating Throughout Both Periods

  Operating Summary

  ATLANTIC had 45 "same store" communities that were fully operational throughout 1996 and 1997 and 34 "same store" communities that were fully operational throughout 1995 and 1996. The operating performance of these same store communities for the periods indicated was as follows:

                                             SAME STORE         SAME STORE
                                           COMMUNITIES AS     COMMUNITIES AS
                                         OF JANUARY 1, 1996 OF JANUARY 1, 1995
                                         ------------------ ------------------
Communities.............................           45                 34
Units...................................       12,251              9,458
Total expected investment (in
 millions)(1)...........................      $ 629.8             $496.5
% of ATLANTIC's operating portfolio.....         55.5%              51.7%
                                           1997 COMPARED      1996 COMPARED
                                              TO 1996            TO 1995
                                         ------------------ ------------------
Collections growth(2)...................         1.95%              2.76%
Operating expense reduction, as
 adjusted(3)............................       (0.47)%            (0.97)%
Net operating income growth, as
 adjusted(4)............................         3.49%              4.88%
                                                1997               1996
                                         ------------------ ------------------
Average physical occupancy..............        95.24%             95.32%
Actual operating expense ratio(5).......        39.53%             39.68%
Actual average rental rate per unit.....      $   694             $  693
Recurring capital expenditures per
 unit...................................      $   209             $  209

--------
(1) Represents cost, plus budgeted capital expenditures.
(2) Collections represent actual rent and other income collected, net of vacancies, bad debts and concessions.
(3) Operating expense, as adjusted, represents operating expenses (excluding depreciation and interest expense) as adjusted to remove the accounting differences which result from capitalizing certain costs during the period of pre-stabilization and expensing those costs once the community has reached stabilization.
(4) Net operating income, as adjusted, represents total collected revenues less operating expense, as adjusted.
(5) Actual operating expense ratio represents actual operating expenses (excluding depreciation and interest expense) as a percentage of total collected revenues.

  ATLANTIC's operating results are a function of rental collections and operating expenses. Rental collections are a function of rental rates and occupancy levels achieved. ATLANTIC's operating personnel continually monitor rental rates and occupancy levels in an effort to maximize rental collections. ATLANTIC experienced a small increase in same store community occupancy in 1997 over 1996 (95.24% compared to 94.97%). ATLANTIC's same store average rental rate of $694 per unit for 1997 was 1.6% higher than the 1996 same store average rental rate of $683. Consequently, same store rental collections for 1997 increased by 1.95% over 1996. ATLANTIC expects that rental collections will continue to grow in 1998 at a pace slightly ahead of the growth experienced in 1997.

  ATLANTIC's operating expenses as a percentage of rental revenues for ATLANTIC's same store communities have generally remained flat (ranging between 39.5% and 40.8%), primarily due to ATLANTIC's efforts aimed at reducing resident turnover, thereby reducing the costs associated with re-leasing vacated units. ATLANTIC expects operating expenses as a percentage of rental revenues in 1998 to remain at a level consistent with the level achieved over the past two years. The expected trends in rental rates, occupancy and operating expenses are expected to have a positive impact on ATLANTIC's future operating results.

  Market Analysis

  The following table presents occupancy levels and collections growth for the 45 same store communities by market:

                                              COLLECTIONS               TOTAL
                           AVERAGE   AVERAGE    GROWTH    SAME STORE  ATLANTIC
                          PHYSICAL  PHYSICAL     1997     COMMUNITIES PORTFOLIO
                          OCCUPANCY OCCUPANCY COMPARED TO    % BY       % BY
                            1997      1996       1996       MARKET    MARKET(1)
                          --------- --------- ----------- ----------- ---------
Mid-Atlantic:
Charlotte, North
 Carolina...............    95.11%    95.92%     (4.47)%      2.45%      5.79%
Columbus, Ohio(2).......      --        --         --          --        0.96
Greenville, South
 Carolina(2)............      --        --         --          --        0.74
Memphis, Tennessee(2)...      --        --         --          --        1.65
Nashville, Tennessee....    94.30     95.11      (0.31)       5.49       4.42
Raleigh, North
 Carolina...............    96.68     95.72       1.97        2.55      10.50
Richmond, Virginia......    96.05     95.29       4.41        4.73       6.38
Washington, D.C.........    95.91     94.86       2.63        7.51       6.31
                            -----     -----      -----      ------     ------
  Total Mid-Atlantic....    95.47%    95.23%      1.44%      22.73%     36.75%
                            -----     -----      -----      ------     ------
Southeast:
Atlanta, Georgia........    94.86%    94.42%      1.47%      44.07%     28.99%
Birmingham, Alabama.....    95.39     94.90      (1.85)       4.53       4.76
                            -----     -----      -----      ------     ------
  Total Southeast.......    94.91%    94.47%      1.18%      48.60%     33.75%
                            -----     -----      -----      ------     ------
Florida:
Ft. Lauderdale/West Palm
 Beach, Florida.........    95.53%    95.10%      4.84%       7.46%     13.39%
Jacksonville, Florida...    94.22     97.04      (2.34)       1.95       5.34
Orlando, Florida........    95.73     95.25       5.29        6.64       4.28
Tampa/Ft.
 Myers/Sarasota,
 Florida................    95.66     95.75       2.65       12.62       6.49
                            -----     -----      -----      ------     ------
  Total Florida.........    95.56%    95.55%      3.50%      28.67%     29.50%
                            -----     -----      -----      ------     ------
  Totals................    95.24%    94.97%      1.95%     100.00%    100.00%
                            =====     =====      =====      ======     ======

--------
(1) Represents percentage of operating communities and communities under construction in each market.
(2) ATLANTIC's communities in these markets were acquired subsequent to January 1, 1996; therefore, there are no communities for the same store comparison.

  While ATLANTIC's same store communities have experienced an overall increase in collections of 1.95% for 1997 as compared to 1996, certain of its primary target market cities have experienced collections decreases. Management believes that the decreases experienced in Charlotte, Nashville, Birmingham and Jacksonville are caused by temporary supply imbalances and that these cities continue to provide opportunities for long-term growth in cash flow. In Atlanta, which represents 44.07% of the same store communities, same store collections grew 1.47% in 1997 over 1996. This small increase was expected since ATLANTIC experienced strong occupancies and rental rates in Atlanta in 1996 associated with the Summer Olympics. In the fourth quarter of 1997, Atlanta's same store collections grew 2.71% over the fourth quarter of 1996. Management believes that this trend will continue and that the Atlanta's same store communities will generate collections growth at or above this level in 1998.

 Homestead Transaction

  Overview

  On October 17, 1996, ATLANTIC sold its moderate-priced, purpose-built, extended-stay lodging facilities known as Homestead Village(R) properties (the "Homestead Assets") to Homestead. In addition, ATLANTIC entered into a funding commitment agreement (the "Funding Agreement") to provide secured financing of up to $111.1 million to Homestead for purposes of completing the development and construction of the properties sold in the transaction. ATLANTIC will receive Homestead Convertible Mortgages with a principal amount of up to $98.0 million in exchange for full funding of up to $111.1 million under the Funding Agreement. The difference represents a mortgage note premium that is being amortized as a reduction to interest income over the term of the Homestead Convertible Mortgages.

  The transaction resulted in ATLANTIC receiving 4,201,220 shares of common stock of Homestead in exchange for the Homestead Assets and 2,818,517 warrants, each to purchase one share of Homestead common stock at $10.00 per share, in exchange for entering into the Funding Agreement. The common stock and warrants were distributed to ATLANTIC's shareholders.

  ATLANTIC recognized a gain on the sale of the Homestead Assets of $2.8 million, net of costs associated with the transaction.

  Interest Income

  ATLANTIC began funding under the Funding Agreement in 1997 and funded $106.0 million of the $111.1 million commitment. At December 31, 1997, ATLANTIC had Homestead Convertible Mortgages with a fair value of $122.5 million (principal amount of $93.5 million) and recognized interest income related to these mortgage notes of $4.5 million in 1997. In future years, interest income will be greater than the 1997 level because ATLANTIC will fund the remaining $5.1 million commitment and the full amount of Homestead Convertible Mortgages will be outstanding for the entire year.

  The aggregate income recognized on the Homestead Convertible Mortgages consists of (i) the interest income recognized at 9.0% per annum, (ii) the amortization of the original issue premium which reduces income, (iii) the amortization of the discount on the conversion feature which increases income and (iv) the amortization of the deferred commitment fee which increases income. ATLANTIC uses the effective interest method to calculate the amortization of all items associated with the Homestead Convertible Mortgages. The effective interest rate on the funded amount is 8.46% per annum for purposes of calculating net earnings. The effective interest rate on the funded amount is 7.09% per annum for purposes of calculating funds from operations because the amortization of the discount on the conversion feature and the amortization of the deferred commitment fee are deducted from net earnings in calculating funds from operations.

 Interest Expense

  The following summarizes ATLANTIC's interest expense (in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
   Mortgages payable............................. $ 11,062  $  9,484  $  7,662
   Notes payable.................................    4,103       --        --
   Lines of credit...............................   15,296    16,947    15,784
   Capitalized interest..........................  (10,169)  (10,250)   (4,404)
                                                  --------  --------  --------
     Total interest expense...................... $ 20,292  $ 16,181  $ 19,042
                                                  ========  ========  ========

  Mortgage interest expense increased $1.6 million in 1997 as compared to 1996 and $1.8 million in 1996 as compared to 1995. These increases are the result of additional weighted-average mortgage debt outstanding.

  In 1997, ATLANTIC recognized $4.1 million of interest expense on the unsecured senior notes issued in August 1997. ATLANTIC will recognize a full year of interest expense on these notes in 1998.

  Interest expense on line of credit borrowings decreased $1.7 million in 1997 from 1996 and increased $1.2 million in 1996 over 1995. The decrease in 1997 was partially due to a lower weighted-average daily interest rate (7.20% in 1997 as compared to 7.39% in 1996) offset by a slightly higher average outstanding balance ($207.7 million in 1997 as compared to $204.3 million in 1996). Interest expense on line of credit borrowings is also affected by amortization of issuance costs and other loan-related costs. This loan cost amortization was lower in 1997 than in 1996 because ATLANTIC expensed $3.9 million of capitalized loan costs in December 1996 when the secured line of credit was extinguished. See "--Extraordinary Item--Loss on Early Extinguishment of Debt" below. The increase in 1996 was primarily a function of an increase in the average outstanding balance ($204.3 million in 1996 as compared to $178.3 million in 1995) partially offset by a lower weighted-average daily interest rate (7.39% in 1996 as compared to 7.92% in 1995). Amortization of loan costs in 1996 was slightly higher than the 1995 level.

  Interest expense recognized on borrowings is offset by the interest capitalized with respect to ATLANTIC's development activities. Capitalized interest decreased $0.1 million in 1997 from 1996 and increased by $5.8 million in 1996 over 1995. Capitalized interest levels are reflective of ATLANTIC's cost of funds and the level of development activity in each year.

 Merger Transaction

  Terms of Transaction

  On September 9, 1997, ATLANTIC acquired the operations and business of Security Capital (Atlantic) Incorporated (the "REIT Manager") and SCG Realty Services Atlantic Incorporated (the "Property Manager"), in exchange for 2,306,591 Common Shares (the "Merger"). The REIT Manager and Property Manager provided management services to ATLANTIC and were wholly owned subsidiaries of ATLANTIC's principal shareholder, Security Capital. The Common Shares issued to Security Capital were valued as of August 6, 1997, the record date for determining ATLANTIC's shareholders entitled to vote on the Merger, at $54.6 million. A per Common Share price of $23.675 (the average market price of Common Shares over the five-day period prior to August 6, 1997) was used to determine the number of Common Shares issued. As a result of the Merger, ATLANTIC has become an internally managed REIT.

  Because ATLANTIC, the REIT Manager and Property Manager were under the common control of Security Capital when the Merger was consummated, the difference between the market value as of September 8, 1997 of the Common Shares issued to Security Capital and the value of the net tangible assets of the REIT Manager and Property Manager acquired by ATLANTIC of $50.9 million has been accounted for as a distribution to Security Capital. This distribution is reflected as a deduction from additional paid-in capital.

  As part of the Merger, ATLANTIC's common shareholders (other than Security Capital) as of September 16, 1997 received warrants from Security Capital to purchase 1,675,940 shares of Security Capital's Class B common stock (0.071116 warrants for each Common Share held). Each warrant can be exercised for one share of Security Capital's Class B common stock at an exercise price of $28.00 per share through September 18, 1998. Security Capital issued these warrants as an incentive to ATLANTIC's shareholders to vote to approve the Merger and to raise additional equity capital at a relatively low cost, in addition to other benefits.

  Effect on Future Operations

  As a result of the Merger, ATLANTIC terminated its management agreements with the REIT Manager and Property Manager (which covered approximately 97% of ATLANTIC's operating communities at the time of the Merger). Consequently, ATLANTIC did not incur the costs associated with these agreements after September 8, 1997. However, after the Merger was completed, ATLANTIC did incur, and will continue to incur, certain of the operating costs of the businesses acquired, primarily the personnel costs associated with the employees of the REIT Manager and Property Manager who are now employees of ATLANTIC. In addition, ATLANTIC purchased, and will continue to purchase, certain administrative services from Security Capital under the ASA. The fees payable under the ASA are equal to Security Capital's direct cost plus an overhead factor of 20%. For the initial term of the agreement (September 9, 1997 through December 31, 1998), the fees payable to Security Capital will not exceed approximately $5.2 million, but may be less than that amount as any cost savings will accrue to ATLANTIC. For the period from September 9, 1997 to December 31, 1997, ATLANTIC's costs under the ASA were limited to $1.5 million and ATLANTIC actually incurred $0.7 million of costs for that period. For 1998, ATLANTIC's costs under the ASA cannot exceed $3.7 million.

  Costs related to the management function, including charges under the ASA, incurred subsequent to the Merger are collectively referred to as "management costs". Management costs related to property operations are reflected as rental expenses in arriving at net operating income. Certain qualifying management costs related to the acquisition and development of communities have been capitalized as a cost of the respective communities ($1.5 million for the period from September 9, 1997 through December 31, 1997). Management costs that have not been capitalized and are not classified as rental expenses are reflected as general and administrative expenses.

 REIT Management Fee Paid to Affiliate

  The fee paid by ATLANTIC to the REIT Manager decreased by $1.9 million in 1997 from 1996 and increased by $3.5 million in 1996 over 1995. The decrease in 1997 was due to the termination of the agreement with the REIT Manager as a result of the Merger. See "--Merger Transaction". Because this fee fluctuated with the level of ATLANTIC's cash flow calculated before the fee, the increase in 1996 over 1995 was expected based upon the increase in ATLANTIC's cash flow in 1996 over 1995.

 General and Administrative

  General and administrative expense increased by $1.7 million in 1997 over 1996, primarily due to costs incurred after the Merger as discussed under "-- Merger Transaction". General and administrative expense is expected to increase in 1998 because the effects of the Merger will be reflected for an entire year.

 Gains on Disposition of Real Estate and Valuation of Long-Lived Investments

  ATLANTIC's strategy is to build its asset base through the development and acquisition of multifamily communities that will provide long-term growth in cash flow. ATLANTIC's real estate investments have been made with a view to effective long-term operation and ownership. ATLANTIC's "asset optimization program" is based on market research and is aimed at optimizing its portfolio composition. Under this program, ATLANTIC may from time to time dispose of assets that no longer meet its long-term investment objectives and redeploy the proceeds therefrom, preferably through tax-deferred exchanges, into assets with better prospects for growth. As a result of this asset optimization program, ATLANTIC disposed of five operating communities aggregating 1,396 units in 1997. An aggregate gain of $1.6 million was recognized on proceeds of $66.5 million. The five communities that were disposed of in 1997 accounted for $2.6 million, $3.4 million and $3.2 million of net operating income during 1997, 1996 and 1995, respectively.

  ATLANTIC disposed of four communities in 1996 aggregating 1,184 units. An aggregate gain of $6.7 million was recognized on proceeds of $64.2 million. These four communities accounted for $3.6 million and $5.2 million of net operating income during 1996 and 1995, respectively.

  In 1995, ATLANTIC disposed of two communities aggregating 596 units. The proceeds from these dispositions were not materially different from the book value of the assets on the date of disposition. These two communities accounted for $2.4 million of net operating income during 1995.

  Long-lived investments held and used are periodically evaluated for impairment and provisions for possible losses are made if required. As of December 31, 1997, such investments are carried at cost, which is not in excess of fair market value and no provisions for possible losses have been made. ATLANTIC recognized provisions for possible losses of $0.2 million in 1997 and $2.5 million in 1996 associated with a community that was sold in 1997.

 Extraordinary Item--Loss on Early Extinguishment of Debt

  In December 1996, ATLANTIC replaced its existing secured line of credit with an unsecured line of credit. Such early extinguishment of debt resulted in the write-off of unamortized loan costs of $3.9 million and is reflected as an extraordinary item in the statement of earnings for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

 Overview

  ATLANTIC considers its liquidity and ability to generate cash from operations and financings to be adequate and expects it to continue to be adequate to meet its development, acquisition, operating and debt service needs as well as its commitment to fund the remaining amount under the Funding Agreement and its shareholder distribution requirements.

  ATLANTIC expects to finance future activities with cash on hand and borrowings under its unsecured lines of credit prior to arranging long-term financing. The unsecured lines of credit will facilitate an efficient response to market opportunities while minimizing the amount of cash invested in short-term investments at lower yields. At December 31, 1997, ATLANTIC had $210.3 million available for borrowing under these unsecured lines of credit ($188.1 million available at March 18, 1998). Another source of future liquidity and financial flexibility is ATLANTIC's shelf-registered securities ($492.6 million available as of December 31, 1997) which can be issued in the form of unsecured long-term debt, preferred stock or Common Shares on an as-needed basis, subject to ATLANTIC's ability to effect an offering on satisfactory terms. ATLANTIC believes that its current conservative ratio of long-term debt to total long-term undepreciated book capitalization (which was 25.1% at December 31, 1997) provides considerable flexibility to prudently increase its capital base by utilizing long-term debt as a financing tool in the future, while remaining within the framework of the restrictive covenants in ATLANTIC's current debt agreements. Long-term undepreciated book capitalization is defined as the sum of long-term debt and shareholders' equity after adding back accumulated depreciation.

 Operating Activities

  Cash provided by operating activities was $83.1 million in 1997, an increase of $28.7 million from the 1996 level of $54.4 million. Cash provided by operating activities in 1996 increased by $14.6 million from the 1995 level. These increases are primarily the result of the increased number of communities in operation in each year.

  ATLANTIC's policy is to expense, rather than capitalize, repairs and maintenance including carpet and appliance replacements, in determining net income and funds from operations. Only major renovations, replacements or improvements with a substantial expected economic life (such as roofs, parking lots and additions) are capitalized.

 Investing and Financing Activities

  Cash generated from financing activities, before payment of distributions on Common Shares, has historically been sufficient to meet ATLANTIC's needs for investing activities. ATLANTIC's strategy has been to fund its current investment activities through line of credit borrowings, which are subsequently repaid with proceeds from sales of debt and equity securities. ATLANTIC's investment activities used approximately $295.6 million, $287.4 million and $235.1 million of cash for 1997, 1996 and 1995, respectively. ATLANTIC's financing activities provided net cash flow of $209.4 million, $230.9 million and $195.6 million for 1997, 1996 and 1995, respectively. Cash distributions paid on Common Shares were $66.0 million, $53.1 million and $35.1 million for 1997, 1996 and 1995, respectively, which have been substantially funded by cash generated from operating activities.

  1995 Investing and Financing Activities

  In 1995, ATLANTIC acquired operating communities aggregating 3,961 units and disposed of two communities aggregating 596 units. Also in 1995, ATLANTIC began construction on 2,214 units and completed construction on its first two internally developed communities consisting of 468 units. See the tables of investment activity under "--Real Estate Investments".

  During 1995, ATLANTIC's net additional investment in real estate was $257.7 million bringing its total real estate investment at December 31, 1995 to $888.9 million. Sales of Common Shares generated the largest source of capital in 1995. ATLANTIC sold $205.8 million of Common Shares, net of Common Share repurchases, through two private placements. In connection with the acquisition of certain communities in 1995, ATLANTIC assumed $24.7 million in mortgage debt. Additional borrowings on the line of credit during 1995 aggregated $37.0 million.

  1996 Investing and Financing Activities

  In 1996, ATLANTIC acquired operating communities aggregating 3,556 units and disposed of four communities aggregating 1,184 units. Also in 1996, ATLANTIC began construction on 2,815 multifamily units and completed construction on three internally developed multifamily communities consisting of 1,046 units. See the tables of investment activity under "--Real Estate Investments".

  During 1996, ATLANTIC's net additional investment in real estate was $268.3 million, bringing its total real estate investment at December 31, 1996 to $1.16 billion. In 1996, sales of Common Shares were again ATLANTIC's largest source of capital. ATLANTIC raised net proceeds of $119.1 million from a private placement of Common Shares and ATLANTIC's initial public offering of Common Shares, completed on October 18, 1996, generated net proceeds of $110.0 million.

  In connection with the acquisition of certain communities in 1996, ATLANTIC assumed $17.9 million in mortgage debt. Additional borrowings on the line of credit during 1996 aggregated $38.0 million.

  1997 Investing and Financing Activities

  During 1997, ATLANTIC's net investment in real estate increased by $207.3 million, of which $200.2 million represented development expenditures, bringing its total real estate investment at December 31, 1997 to $1.36 billion. ATLANTIC commenced construction on 3,892 units and completed construction of seven communities aggregating 2,124 units, bringing the total of completed internally developed communities to 12 aggregating 3,638 units. In 1997, ATLANTIC acquired six operating communities aggregating 1,220 units and disposed of five communities aggregating 1,396 units. See the tables of investment activity under "--Real Estate Investments".

  Also during 1997, ATLANTIC funded $106.0 million under the Funding Agreement with Homestead in exchange for Homestead Convertible Mortgages. See "--Results of Operations--Homestead Transaction" and "--Results of Operations--Homestead Convertible Mortgages".

  Sales of equity securities and senior unsecured debt securities were the primary source of capital in 1997. ATLANTIC's combined net proceeds from sales of equity and debt securities were approximately $342.8 million. In connection with the acquisition of certain communities, ATLANTIC assumed $16.3 million of mortgage debt. In 1997 ATLANTIC reduced its short-term borrowings from $228.0 million outstanding at December 31, 1996 to $167.4 million outstanding at December 31, 1997.

 Homestead Convertible Mortgages

  At December 31, 1997, ATLANTIC had funded $106.0 million of its total $111.1 million commitment under the Funding Agreement and expects the remaining $5.1 million commitment to be funded in 1998. Upon expected full funding, ATLANTIC will own Homestead Convertible Mortgages with a principal amount of $98.0 million. The Homestead Convertible Mortgages are convertible into Homestead common stock on a basis of one share of Homestead common stock for every $11.50 of principal amount outstanding. Assuming full funding and full conversion of the outstanding mortgage notes and based on the Homestead common stock closing price on December 31, 1997, ATLANTIC's ownership would result in the following incremental value per ATLANTIC Common Share (in thousands, except per share amounts):

   Homestead common stock price at December 31, 1997.................  $15.0625
   Conversion price..................................................   11.5000
                                                                       --------
   Incremental value per share of Homestead common stock (at full funding).........................................................  $ 3.5625
   Shares of Homestead common stock upon conversion..................     8,522
                                                                       --------
   Total incremental value from conversion...........................  $ 30,360
   ATLANTIC Common Shares outstanding at December 31, 1997...........    47,761
                                                                       --------
   Assumed incremental value per ATLANTIC Common Share as of December
    31, 1997.........................................................  $   0.64
                                                                       ========

  The Homestead Convertible Mortgages, which are not callable until 2001, provide ATLANTIC with another source of future liquidity and financial flexibility. Management intends to monitor its investment in the Homestead Convertible Mortgages and evaluate opportunities to utilize this financial resource.

 Commitments

  ATLANTIC had communities in various stages of development at December 31, 1997. These developments are shown below and are subject to a number of conditions. ATLANTIC cannot predict with certainty that any of them will be consummated.

                                                                CONTRACTUALLY
                                        TOTAL                     COMMITTED
                             NUMBER   EXPECTED      UNFUNDED      UNFUNDED
                               OF   INVESTMENT(1)    AMOUNT        AMOUNT
                             UNITS  (IN MILLIONS) (IN MILLIONS) (IN MILLIONS)
                             ------ ------------- ------------- -------------
   Communities under
    construction:
     In lease-up............ 2,323     $140.6        $ 14.6        $ 14.6
     Other.................. 3,524      242.3         151.2         151.2
                             -----     ------        ------        ------
                             5,847      382.9         165.8         165.8
                             -----     ------        ------        ------
   Communities in
    planning(2):
     Owned..................   928       66.9          56.2           --
     Under control.......... 1,864      127.5         125.7           --
                             -----     ------        ------        ------
                             2,792      194.4         181.9           --
                             -----     ------        ------        ------
       Totals............... 8,639     $577.3        $347.7        $165.8
                             =====     ======        ======        ======

--------
(1) For operating communities, represents cost, plus budgeted capital expenditures. For communities under construction and in planning, represents total budgeted development cost, which includes cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period.
(2) The term "in planning" means that construction is anticipated to commence within 12 months. The term "under control" means that ATLANTIC has an exclusive right (through a contingent contract or letter of intent) during a contractually agreed-upon time period to acquire land for future development of multifamily communities, but does not currently own the land.

  ATLANTIC occasionally utilizes derivative financial investments as hedges to manage interest rate risk on anticipated future transactions. ATLANTIC does not use derivative financial instruments for trading purposes. ATLANTIC entered into an interest rate contract with a notional amount of $100.0 million in October 1997 in anticipation of a 1998 debt offering. The fair value of this contract was an unrealized loss of approximately $5.6 million at December 31, 1997, based on quoted market prices and estimates obtained from brokers. Upon completion of the offering, ATLANTIC will defer the loss associated with the contract which will then be amortized as an increase to interest expense over the term of the debt issued.

 Impact of Year 2000

  ATLANTIC has undertaken a review of all of its computer systems and applications to determine if these programs are Year 2000 compliant and if not, the efforts that will be necessary to bring the programs into compliance. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations.

  ATLANTIC has not identified any computer system or application for which a failure to be Year 2000 compliant would result in a material adverse impact on ATLANTIC's business activities or results of operations. However, the preliminary results of this review indicate that certain of ATLANTIC's accounting and financial reporting applications are not Year 2000 compliant. In order to enhance operating efficiencies, ATLANTIC has already undertaken a project that will replace these core financial systems with computer software that will better serve ATLANTIC in the future. This new software, that is expected to be fully operational by the first quarter of 1999, is Year 2000 compliant.

  ATLANTIC is currently evaluating Year 2000 modifications to other existing software programs. The cost of these modifications is not expected to be material and all conversions and modifications are expected to be completed in a timely manner.

 Lines of Credit

  On November 24, 1997, ATLANTIC renegotiated its $350 million unsecured line of credit agreement with Morgan Guaranty Trust Company of New York ("MGT"), as agent for a group of lenders. Under the new agreement, borrowings on the unsecured line of credit bear interest at prime or, at ATLANTIC's option, LIBOR plus 0.75%. Under a competitive bid option contained in the new line of credit agreement, ATLANTIC may be able to borrow at a lower interest rate spread over LIBOR, depending on market conditions. This option is available on up to $175 million of borrowings. ATLANTIC pays an annual facility fee of 0.15% on the total line of credit available of $350 million. The line of credit matures in November 1999 and may be extended for one year with the approval of MGT and the other participating lenders.

  All debt incurrences under the unsecured line of credit are subject to certain covenants as more fully described in the loan agreement. Specifically, distributions for the preceding four quarters may not exceed 95% of ATLANTIC's funds from operations (as defined in the loan agreement) for the preceding four quarters. ATLANTIC is in compliance with all such covenants.

  On June 30, 1997, ATLANTIC entered into a $25 million unsecured borrowing agreement (increased to $50 million on January 20, 1998) with Chase Bank of Texas, N.A. This line of credit, which allows for same day borrowings and more efficient cash management, matures on January 19, 1999 and bears interest at an overnight rate that depends on the availability of funds at the time the borrowing is made. In 1997, the interest rate on these borrowings ranged from 6.31% to 7.38% with a weighted-average daily interest rate of 6.69%.

  As of March 18, 1998, $187.0 million of borrowings were outstanding under the $350 million unsecured line of credit and $24.9 million of borrowings were outstanding under the $50 million unsecured line of credit.

 Mortgage Debt

  At December 31, 1997, ATLANTIC had $170.5 million of mortgage debt consisting of $49.9 million of fixed-rate conventional mortgage debt and $120.6 million of mortgages that secure ten tax-exempt bond issues. This long-term mortgage debt, which is substantially fully amortizing, has a weighted-average all-in interest rate of 6.98%, and an average term to maturity of 21.3 years. The use of mortgage debt to acquire certain communities provides ATLANTIC with favorable and conservative financial leverage on its investment in these communities.

  All of ATLANTIC's tax-exempt bond issues are included in a credit enhancement agreement with FNMA. This agreement allowed ATLANTIC to receive a favorable interest rate on the bond issues and required ATLANTIC to enter into swap agreements to mitigate the interest rate exposure on the nine bond issues with variable interest rates. ATLANTIC makes monthly principal payments on all of the bond issues into a principal reserve account based upon a 30-year amortization. The notional amount of the swap agreements is equal to the principal amount of the variable rate bond issues less the balance in the principal reserve fund associated with the variable rate bond issues. ATLANTIC pays interest on the notional amount at an all-in, fixed rate of 6.61%. The swap agreements mature from August 2002 through August 2006. ATLANTIC paid $1.8 million, $1.8 million and $0.6 million more in interest than it received under these swap agreements during 1997, 1996 and 1995, respectively.

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

  Cash distributions paid on Common Shares in 1997, 1996 and 1995 were $1.56 per Common Share, $1.65 per Common Share and $1.60 per Common Share, respectively. Additionally in 1996, ATLANTIC made the Homestead Distribution, which was valued at $58.2 million for book purposes.

  ATLANTIC announces the following year's projected annual distribution level after the Board's annual budget review and approval in December of each year. At its December 4, 1997 meeting, the Board announced a projected annual distribution level of $1.60 per Common Share for 1998 and declared a distribution of $0.40 per Common Share for the first quarter of 1998, which was paid on February 26, 1998. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of ATLANTIC.

 Funds from Operations

  Funds from operations represents ATLANTIC's net earnings computed in accordance with GAAP, excluding gains (or losses) from real estate transactions, provisions for possible losses, extraordinary items, non-cash interest income from Homestead Convertible Mortgages and real estate depreciation. Funds from operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of ATLANTIC's operating performance, or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. ATLANTIC believes that funds from operations is helpful to a reader as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides a reader with an indication of the ability of ATLANTIC to incur and service debt, to make capital expenditures and to fund other cash needs. On January 1, 1996, ATLANTIC adopted NAREIT's revised definition of funds from operations. Under this more conservative definition, loan cost amortization is not added back to net earnings in determining funds from operations. The funds from operations measure presented by ATLANTIC, while consistent with the NAREIT definition, will not be comparable to similarly titled measures of other REITs which do not compute funds from operations in a manner consistent with ATLANTIC. Funds from operations is not intended to represent cash made available to shareholders.

  To provide a more meaningful comparison to 1997 results, ATLANTIC believes that funds from operations for 1996 and 1995 should be adjusted to reflect the effects of the sale of the Homestead Assets in 1996. Accordingly, the table below also presents pro forma funds from operations, which have been calculated as if the sale of the Homestead Assets had occurred on January 1, 1995. However, the 1996 and 1995 pro forma funds from operations information does not give effect to or adjust for any other events and is not necessarily indicative of what actual funds from operations would have been if the Homestead transaction had occurred on January 1, 1995.

  Funds from operations and pro forma funds from operations were as follows (amounts in thousands):

                                             FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                1997        1996        1995
                                             ----------  ----------  ----------
Net earnings...............................  $   51,154  $   38,629  $   19,639
Add (Deduct)
  Real estate depreciation.................      26,963      20,824      15,925
  Gain on disposition of real estate.......      (1,608)     (6,732)        --
  Gain on sale of Homestead Assets.........         --       (2,839)        --
  Provision for possible loss on
   investments.............................         200       2,500         --
  Extraordinary item-loss on early
   extinguishment of debt..................         --        3,940         --
  Amortization related to Homestead
   Convertible Mortgages...................        (486)        --          --
                                             ----------  ----------  ----------
Funds from operations......................      76,223      56,322      35,564
                                             ----------  ----------  ----------
Add (deduct) pro forma adjustments relating
 to the sale of Homestead:
  Reduction in rental income(1)............         --         (424)        --
  Reduction in rental expenses(1)..........         --          173         --
  Increase in interest expense(2)..........         --       (2,739)     (3,448)
  Other, net...............................         --           34          59
  REIT management fee effect(3)............         --          475         542
                                             ----------  ----------  ----------
    Total pro forma adjustments............         --       (2,481)     (2,847)
                                             ----------  ----------  ----------
Pro forma funds from operations............      76,223      53,841      32,717
Cash distributions paid....................     (65,976)    (53,064)    (35,119)
                                             ----------  ----------  ----------
Excess (deficit) of pro forma funds from
 operations over cash distributions........  $   10,247  $      777  $   (2,402)
                                             ==========  ==========  ==========
Diluted weighted-average Common Shares
 outstanding (as adjusted for reverse
 Common Share split).......................      42,450      32,028      21,944
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  ATLANTIC's Balance Sheets as of December 31, 1997 and 1996, its Statements of Earnings, Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1997 and Schedule III--Real Estate and Accumulated Depreciation, together with the report of Ernst & Young LLP, independent auditors, are included under Item 14 of this report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 10 of Notes to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  For information regarding ATLANTIC's executive officers, see "Item 1. Business--Directors and Officers of ATLANTIC". The other information required by this Item 10 is incorporated herein by reference to the description under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in ATLANTIC's definitive proxy statement for its 1998 annual meeting of shareholders (the "1998 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated herein by reference to the description under the captions "Election of Directors" and "Executive Compensation" in the 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by reference to the description under the captions "Principal Shareholders" in the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by reference to the description under the caption "Certain Relationships and Transactions" in the 1998 Proxy Statement.

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

    3. Exhibits:
      See Index to Exhibits on pages 84 and 85 of this report, which is incorporated herein by reference.

  (b) Reports on Form 8-K: The following report on Form 8-K was filed during the last quarter of the period covered by this report:

  Not Applicable.

  (c) Exhibits:

  The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 84 and 85 of this report, which is incorporated herein by reference.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                           PAGE
                                                                           ----
REPORT OF INDEPENDENT AUDITORS............................................  49
FINANCIAL STATEMENTS:
  Balance Sheets as of December 31, 1997 and 1996.........................  50
  Statements of Earnings for the years ended December 31, 1997, 1996 and
   1995...................................................................  51
  Statements of Shareholders' Equity for the years ended December 1995,
   1996 and 1997..........................................................  52
  Statements of Cash Flows for the years ended December 31, 1997, 1996 and
   1995...................................................................  53
  Notes to Financial Statements...........................................  54
  Schedule III--Real Estate and Accumulated Depreciation as of December
   31, 1997...............................................................  75

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
 SECURITY CAPITAL ATLANTIC INCORPORATED

  We have audited the accompanying balance sheets of Security Capital Atlantic Incorporated as of December 31, 1997 and 1996, and the related statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audit also included the accompanying
Schedule III, Real Estate and Depreciation. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Security Capital Atlantic Incorporated at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related 1997 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Dallas, Texas
January 27, 1998

                           SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                            DECEMBER 31,
                                                        ----------------------
                                                           1997        1996
                                                        ----------  ----------
                        ASSETS
                        ------
Real estate............................................ $1,364,572  $1,157,235
Less accumulated depreciation..........................     65,626      41,166
                                                        ----------  ----------
                                                         1,298,946   1,116,069
Homestead Convertible Mortgages........................    122,482         --
                                                        ----------  ----------
  Net investments......................................  1,421,428   1,116,069
Cash and cash equivalents--unrestricted................      1,273       4,339
Cash and cash equivalents--restricted tax-deferred
 exchange proceeds.....................................        --        1,672
Other assets...........................................     18,710      12,985
                                                        ----------  ----------
    Total assets....................................... $1,441,411  $1,135,065
                                                        ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Lines of credit...................................... $  164,743  $  228,000
  Notes payable........................................    150,000         --
  Mortgages payable....................................    170,525     155,790
  Distributions payable................................     19,104      14,778
  Accounts payable.....................................     22,774      20,076
  Accrued expense and other liabilities................     23,284      17,779
                                                        ----------  ----------
    Total liabilities..................................    550,430     436,423
                                                        ----------  ----------
Shareholders' equity (250,000,000 total shares
 authorized):
  Series A Preferred Shares (2,000,000 shares issued
   and outstanding at December 31,1997; stated
   liquidation preference of $25 per share)............     50,000         --
  Common Shares (47,760,580 issued and outstanding at
   December 31, 1997 and 37,891,580 issued and
   outstanding at December 31, 1996)...................        478         379
  Additional paid-in capital...........................    904,668     747,640
  Employee stock purchase notes........................    (12,347)        --
  Unrealized gains on Homestead Convertible Mortgages..     16,707         --
  Distributions in excess of net earnings..............    (68,525)    (49,377)
                                                        ----------  ----------
    Total shareholders' equity.........................    890,981     698,642
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $1,441,411  $1,135,065
                                                        ==========  ==========

    The accompanying notes are an integral part of the financial statements.

                           SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

                             STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     -------- -------- --------
Revenues:
  Rental income..................................... $168,459 $137,729 $103,634
  Homestead Convertible Mortgages interest income...    4,453      --       --
  Other interest income.............................      637      427      245
                                                     -------- -------- --------
                                                      173,549  138,156  103,879
                                                     -------- -------- --------
Expenses:
  Rental expenses:
    Paid to affiliate...............................      274      --       --
    Paid to third parties...........................   44,488   36,808   27,814
  Real estate taxes.................................   14,693   12,293    9,570
  Property management fees:
    Paid to affiliate...............................    3,848    4,208    3,475
    Paid to third parties...........................      629      971      591
  Depreciation......................................   26,994   20,824   15,925
  Interest..........................................   20,292   16,181   19,042
  REIT management fee paid to affiliate.............    8,548   10,445    6,923
  General and administrative expenses:
    Paid to affiliate...............................      316      --       --
    Paid to third parties...........................    2,046      673      646
  Provision for possible loss on investments........      200    2,500      --
  Other.............................................      106      255      254
                                                     -------- -------- --------
                                                      122,434  105,158   84,240
                                                     -------- -------- --------
Earnings from operations............................   51,115   32,998   19,639
  Gain on disposition of real estate................    1,608    6,732      --
  Gain on sale of Homestead Assets..................      --     2,839      --
                                                     -------- -------- --------
Earnings before extraordinary item..................   52,723   42,569   19,639
  Extraordinary item--loss on early extinguishment
   of debt..........................................      --     3,940      --
                                                     -------- -------- --------
Net earnings........................................   52,723   38,629   19,639
  Less preferred share dividends....................    1,569      --       --
                                                     -------- -------- --------
Net earnings attributable to Common Shares.......... $ 51,154 $ 38,629 $ 19,639
                                                     ======== ======== ========
Per Common Share amounts:
  Basic and diluted earnings before extraordinary
   item............................................. $   1.21 $   1.33 $   0.89
                                                     ======== ======== ========
  Basic and diluted net earnings attributable to
   Common Shares.................................... $   1.21 $   1.21 $   0.89
                                                     ======== ======== ========
  Weighted-average Common Shares outstanding--
   basic............................................   42,449   32,028   21,944
                                                     ======== ======== ========
  Weighted-average Common Shares outstanding--
   diluted..........................................   42,450   32,028   21,944
                                                     ======== ======== ========

    The accompanying notes are an integral part of the financial statements.

                           SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                          SHARES, $0.01 PAR VALUE
                          --------------------------
                            SERIES A
                            PREFERRED                                        UNREALIZED
                             SHARES                                EMPLOYEE    GAIN ON   DISTRIBUTIONS
                          AT AGGREGATE      COMMON      ADDITIONAL  STOCK     HOMESTEAD    IN EXCESS
                           LIQUIDATION    SHARES AT      PAID-IN   PURCHASE  CONVERTIBLE    OF NET
                           PREFERENCE     PAR VALUE      CAPITAL    NOTES     MORTGAGES    EARNINGS     TOTAL
                          -------------   ----------    ---------- --------  ----------- ------------- --------
Balances at December 31,
 1994...................    $         --    $     186    $371,128  $    --    $    --      $ (4,684)   $366,630
 Net earnings...........              --          --          --        --         --        19,639      19,639
 Common Shares issued in
  private offerings.....              --          130     289,578       --         --           --      289,708
 Common Shares
  repurchased...........              --          (38)    (83,882)      --         --           --      (83,920)
 Common Share
  distributions paid....              --          --          --        --         --       (35,119)    (35,119)
                            -------------   ---------    --------  --------   --------     --------    --------
Balances at December 31,
 1995...................              --          278     576,824       --         --       (20,164)    556,938
 Net earnings...........              --          --          --        --         --        38,629      38,629
 Common Shares issued in
  private offerings.....              --           52     119,125       --         --           --      119,177
 Common Shares issued in
  initial public
  offering..............              --           49     109,919       --         --           --      109,968
 Common Share
  distributions paid....              --          --          --        --         --       (53,064)    (53,064)
 Homestead
  Distribution..........              --          --      (58,228)      --         --           --      (58,228)
 Common Share
  distributions
  accrued...............              --          --          --        --         --       (14,778)    (14,778)
                            -------------   ---------    --------  --------   --------     --------    --------
Balances at December 31,
 1996...................              --          379     747,640       --         --       (49,377)    698,642
                                                                                                       --------
 Net earnings...........              --          --          --        --         --        52,723      52,723
 Preferred share
  dividends paid........              --          --          --        --         --        (1,569)     (1,569)
 Other comprehensive
  income--unrealized
  holding gains on
  Homestead Convertible
  Mortgages.............              --          --          --        --      16,707          --       16,707
                                                                                                       --------
 Comprehensive income
  attributable to Common
  Shares................                                                                                 67,861
                                                                                                       --------
 Common Shares issued in
  public offering.......              --           70     145,966       --         --           --      146,036
 Common Shares issued
  through employee stock
  purchase plan.........              --            6      13,277   (12,614)       --           --          669
 Common Shares issued in
  Merger................              --           23      51,731       --         --           --       51,754
 Distribution to
  Security Capital in
  Merger (includes costs
  of the Merger of
  $919).................              --          --      (51,795)      --         --           --      (51,795)
 Common Shares
  repurchased...........              --          --         (208)      --         --           --         (208)
 Preferred shares issued
  in public offering....           50,000         --       (1,943)      --         --           --       48,057
 Principal payments on
  employee stock
  purchase notes........              --          --          --         66        --           --           66
 Retirements of employee
  stock purchase notes..              --          --          --        201        --           --          201
 Common Share
  distributions paid....              --          --          --        --         --       (51,198)    (51,198)
 Common Share
  distributions
  accrued...............              --          --          --        --         --       (19,104)    (19,104)
                            -------------   ---------    --------  --------   --------     --------    --------
Balances at December 31,
 1997...................    $      50,000   $     478    $904,668  $(12,347)  $ 16,707     $(68,525)   $890,981
                            =============   =========    ========  ========   ========     ========    ========

    The accompanying notes are an integral part of the financial statements.

                           SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
Operating activities:
  Net earnings................................... $ 52,723  $ 38,629  $ 19,639
  Adjustments to reconcile net earnings to net
   cash flow provided by operating activities:
    Depreciation and amortization................   27,342    22,492    17,496
    Provision for possible loss on investments...      200     2,500       --
    Gain on disposition of real estate...........   (1,608)   (6,732)      --
    Gain on sale of Homestead Assets.............      --     (2,839)      --
    Extraordinary item--loss on early
     extinguishment of debt......................      --      3,940       --
    Increase (decrease) in accounts payable......    1,830      (374)      937
    Increase in accrued expenses and other
     liabilities.................................    5,740     1,993     3,053
    Increase in other assets.....................   (3,105)   (5,253)   (1,393)
                                                  --------  --------  --------
      Net cash flow provided by operating
       activities................................   83,122    54,356    39,732
                                                  --------  --------  --------
Investing activities:
  Real estate investments........................ (256,683) (331,440) (259,008)
  Proceeds from disposition of real estate.......   65,405    63,544    23,859
  Cash payment to Homestead......................      --    (16,595)      --
  Tax-deferred exchange proceeds held in escrow..    1,672    (1,672)      --
  Funding of Homestead Convertible Mortgages..... (106,000)      --        --
  Other..........................................      --     (1,255)      --
                                                  --------  --------  --------
      Net cash flow used by investing
       activities................................ (295,606) (287,418) (235,149)
                                                  --------  --------  --------
Financial activities:
  Proceeds from sale of shares...................  194,762   229,145   289,708
  Repurchase of Common Shares....................       (7)      --    (83,920)
  Proceeds from lines of credit..................  465,901   246,000   270,000
  Payments on lines of credit.................... (529,158) (208,000) (233,000)
  Proceeds from notes payable....................  150,000       --        --
  Distributions paid on Common Shares............  (65,976)  (53,064)  (35,119)
  Distributions paid on Series A Preferred
   Shares........................................   (1,569)      --        --
  Proceeds from mortgage debt....................      --     20,500       --
  Debt issuance and other transaction costs
   incurred......................................   (3,051)   (2,573)   (5,019)
  Regularly scheduled mortgage principal
   payments......................................   (1,550)   (1,101)     (623)
  Mortgage debt principal payments at maturity...      --        --     (6,378)
  Principal payments on employee stock purchase
   notes.........................................       66       --        --
                                                  --------  --------  --------
      Net cash flow provided by financing
       activities................................  209,418   230,907   195,649
                                                  --------  --------  --------
  Net increase (decrease) in cash and cash
   equivalents...................................   (3,066)   (2,155)      232
  Cash and cash equivalents, beginning of year...    4,339     6,494     6,262
                                                  --------  --------  --------
  Cash and cash equivalents, end of year......... $  1,273  $  4,339  $  6,494
                                                  ========  ========  ========

See Note 11 for information on non-cash investing and financing activities.

    The accompanying notes are an integral part of the financial statements.

                           SECURITY CAPITAL ATLANTIC
                                 INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

NOTE 1 DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Business

  Security Capital Atlantic Incorporated ("ATLANTIC") is an equity real estate investment trust organized as a corporation under the laws of the State of Maryland, which owns, acquires, develops and operates income-producing multifamily communities in the south-Atlantic, mid-Atlantic and midwestern regions of the United States.

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

 Real Estate and Depreciation

  Real estate is carried at cost, which is not in excess of estimated fair market value. Costs directly related to the acquisition, renovation or development of real estate are capitalized. Costs incurred in connection with the pursuit of unsuccessful acquisitions are expensed at the time the pursuit is abandoned.

  Depreciation is computed over the economic useful lives of depreciable property on a straight-line basis. Communities are depreciated principally over 20-40 years for buildings and improvements and 2-10 years for furnishings and other depreciable assets.

 Capitalization Policy

  Renovations and improvements are capitalized and depreciated over their economic useful lives. Repairs and maintenance, including carpet and appliance replacements, and make-ready expenses (expenses incurred in preparing a vacant multifamily unit for the next resident) are expensed as incurred to the extent they are not acquisition-related renovation costs identified during ATLANTIC's pre-acquisition due diligence. ATLANTIC capitalizes certain qualifying management costs related to the acquisition, development and renovation of multifamily communities.

 Cost of Raising Capital

  Costs incurred in connection with the issuance of shares are deducted from shareholders' equity. Costs incurred in connection with the incurrence or renewal of debt are capitalized, included with other assets and amortized over the term of the related loan or renewal term.

                           SECURITY CAPITAL ATLANTIC
                                 INCORPORATED

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


 Revenue Recognition

  Rental and interest income are recorded on the accrual method of accounting. Gains on sales of real estate are recorded when criteria set forth by generally accepted accounting principles have been met. A provision for possible loss is made when collection of receivables is considered doubtful.

 Rental Expenses

  Rental expenses include utilities, repairs and maintenance, make-ready costs (including carpet and appliance replacement), property insurance, marketing, landscaping, on-site personnel and other administrative costs.

 Federal Income Taxes

  ATLANTIC has elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended. ATLANTIC believes it qualifies as a real estate investment trust. Accordingly, no provisions have been made for federal income taxes in the accompanying financial statements.

 Comprehensive Income

  ATLANTIC adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, in the fourth quarter of 1997. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, its adoption had no impact on ATLANTIC's net earnings or shareholders' equity. In 1997, ATLANTIC had one item of other comprehensive income, the unrealized gain on the convertible mortgage notes discussed in Note 3. This unrealized gain has been recognized in shareholders' equity. ATLANTIC had no items of other comprehensive income in 1995 or 1996. In accordance with SFAS No. 130, ATLANTIC's statement of shareholders' equity for 1997 displays comprehensive income and its components.

 Interest Rate Contracts

  ATLANTIC utilizes various interest rate contracts to hedge interest rate risk on anticipated debt offerings. These anticipatory hedges are designated and effective as hedges of identified debt issuances which have a high probability of occurring. Gains and losses resulting from changes in the market value of these contracts are deferred and amortized into interest expense over the term of the related debt issuance.

 Per Common Share Data

  ATLANTIC adopted SFAS No. 128, Earnings per Share in the fourth quarter of 1997. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. The adoption of SFAS No. 128 did not result in a restatement of previously reported earnings per Common Share data.

  The weighted-average number of shares of common stock, par value $0.01 per share ("Common Shares"), outstanding during the year is used to calculate basic earnings per Common Share. Diluted earnings per Common Share for 1996 and 1997 is computed based on the weighted-average Common Shares outstanding plus the Common Shares that would be outstanding assuming the exercise of dilutive options as of the date the options were granted (3,000 options assumed to be exercised as of October 14, 1996 and 3,000 options assumed to be exercised as of May 29, 1997). All other outstanding options are antidilutive. There were no outstanding options in 1995. See Note 8 for a discussion of all of ATLANTIC's outstanding options. Because the amount of dilutive options is immaterial to the total weighted-average Common Shares outstanding, basic earnings per Common Share and diluted earnings per Common Share are the same.

                           SECURITY CAPITAL ATLANTIC
                                 INCORPORATED

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


  The Common Share and per Common Share amounts included in the financial statements have been restated to reflect the reverse Common Share split discussed in Note 7.

NOTE 2 REAL ESTATE

 Investment in Real Estate

  ATLANTIC's real estate, which consists entirely of multifamily communities, at cost, was as follows (dollar amounts in thousands):

                                          DECEMBER 31,
                               --------------------------------------------
                                     1997                    1996
                               --------------------    --------------------
                               INVESTMENT    UNITS     INVESTMENT    UNITS
                               ----------    ------    ----------    ------
Operating communities:
  Acquired.................... $  921,214    18,055    $  878,029    17,727
  Developed...................    211,297     3,638        74,741     1,514
                               ----------    ------    ----------    ------
                                1,132,511    21,693       952,770    19,241
Communities under
 construction.................    217,065(1)  5,847(1)    194,587     4,727
Communities in planning(2):
  Owned.......................     10,709(3)    928(4)      7,795(3)    868(4)
  Under control...............        -- (5)  1,864(4)        -- (5)  2,228(4)
                               ----------    ------    ----------    ------
                                   10,709     2,792         7,795     3,096
Land held for future
 development(6)...............      4,287       --          2,083       --
                               ----------    ------    ----------    ------
    Total..................... $1,364,572(7) 30,332    $1,157,235(7) 27,064
                               ==========    ======    ==========    ======

--------
(1) At December 31, 1997 includes communities which were leasing completed units of $126.0 million (2,323 units) and communities with no completed units of $91.1 million (3,524 units). Unfunded commitments for all communities under construction were $165.8 million at December 31, 1997 which will result in a total completed construction cost of $382.9 million.
(2) The term "in planning" means that construction is anticipated to commence within 12 months. The term "under control" means that ATLANTIC has an exclusive right (through a contingent contract or letter of intent) during a contractually agreed-upon time period to acquire land for future development of multifamily communities, but does not currently own the land.
(3) Costs for owned communities in planning are primarily for land acquisitions.
(4) Unit information is based on management's estimates and is unaudited.
(5) ATLANTIC's investment at December 31, 1997 and 1996 in communities in planning and under control for future development was $1.8 million and $1.4 million, respectively. These amounts are classified as other assets.
(6) Construction is not anticipated to commence within 12 months.
(7) Communities located in Atlanta, Georgia aggregated 28.5% and 30.7% at December 31, 1997 and 1996, respectively, of ATLANTIC's real estate, at cost.

                           SECURITY CAPITAL ATLANTIC
                                 INCORPORATED

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


  The changes in real estate, at cost, consisted of the following (in thousands):

                                                1997        1996       1995
                                             ----------  ----------  --------
   Balances at January 1.................... $1,157,235  $  888,928  $631,260
   Acquisitions and renovation
    expenditures............................     70,771     179,752   187,267
   Development expenditures, including land
    acquisitions............................    200,208     179,783   101,335
   Recurring capital expenditures...........      2,857       2,783       --
   Dispositions.............................    (66,299)    (59,988)  (30,934)
   Provision for possible loss on
    investments.............................       (200)     (2,500)      --
   Sale of Homestead Assets.................        --      (31,523)      --
                                             ----------  ----------  --------
   Balances at December 31.................. $1,364,572  $1,157,235  $888,928
                                             ==========  ==========  ========

 Gains from Dispositions of Real Estate

  ATLANTIC's real estate investments have been made with a view to effective long-term operation and ownership. Based upon ATLANTIC's market research and in an effort to optimize its portfolio composition, ATLANTIC may from time to time seek to dispose of assets that no longer meet ATLANTIC's investment criteria and redeploy the proceeds therefrom, preferably through tax-deferred exchanges, into assets with better prospects for long-term growth.

  As a result of this asset optimization strategy, ATLANTIC disposed of five communities aggregating 1,396 units in 1997. A gain of $1.6 million was recognized on aggregate proceeds of $66.5 million from these dispositions. These five communities accounted for $2.6 million, $3.4 million and $3.2 million of net operating income during 1997, 1996 and 1995, respectively.

  ATLANTIC disposed of four communities in 1996 aggregating 1,184 units. A gain of $6.7 million was recognized on aggregate proceeds of $64.2 million. These four communities accounted for $3.6 million and $5.2 million of net operating income during 1996 and 1995, respectively.

  In 1995, ATLANTIC disposed of two communities aggregating 596 units. The proceeds from these dispositions were not materially different from the book value of the assets on the date of disposition. These two communities accounted for $2.4 million of net operating income during 1995.

 Valuation of Real Estate

  SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which was adopted by ATLANTIC effective January 1, 1996, establishes accounting standards for the review of long-lived assets to be held and used for impairment whenever the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that certain long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. ATLANTIC periodically evaluates its long-lived investments held and used for impairment and a provision for possible loss is made, if required. ATLANTIC recognized a provision for possible loss of $0.2 million in 1997 and $2.5 million in 1996 associated with a community that was disposed of in 1997. At December 31, 1997, ATLANTIC's investments are carried at cost, which is not in excess of fair market value.

 Third-Party Owner/Developer

  ATLANTIC entered into a presale agreement in 1995 to acquire a community developed by a third-party owner/developer. This development was funded through a development loan from ATLANTIC. The activities of

                           SECURITY CAPITAL ATLANTIC
                                 INCORPORATED

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

the third-party owner/developer were consolidated with ATLANTIC's activities. During 1997, the community covered by this agreement was completed and acquired by ATLANTIC as repayment of the development loan. As of December 31, 1997 there were no other development loans outstanding.

NOTE 3 HOMESTEAD TRANSACTION AND HOMESTEAD CONVERTIBLE MORTGAGES

 General

  On October 17, 1996, ATLANTIC sold its moderate-priced, purpose-built, extended-stay lodging facilities known as Homestead Village(R) properties to Homestead Village Incorporated ("Homestead"). In the transaction, ATLANTIC sold one operating property and 25 properties under construction or in planning (or the rights to acquire such properties) and paid $16.6 million in cash (the "Homestead Assets") and received 4,201,220 shares of common stock of Homestead. In addition, ATLANTIC entered into a funding commitment agreement (the "Funding Agreement") to provide secured financing to Homestead for purposes of completing the development and construction of the properties sold in the transaction. ATLANTIC will receive up to $98.0 million of convertible mortgage notes from Homestead ("Homestead Convertible Mortgages") in exchange for fully funding the $111.1 million required under the Funding Agreement. ATLANTIC received 2,818,517 warrants, each to purchase one share of Homestead common stock at $10 per share, in exchange for entering into the Funding Agreement. ATLANTIC realized a gain on the transaction of $2.8 million, net of expenses.

  On November 12, 1996, ATLANTIC distributed the Homestead common stock and warrants to holders of record of Common Shares on October 29, 1996 (the "Homestead Distribution"). The Homestead Distribution consisted of 0.110875 shares of Homestead common stock and 0.074384 Homestead warrants per Common Share.

 Carrying Value

  At December 31, 1997, ATLANTIC holds Homestead Convertible Mortgages with a principal amount of $93.5 million, as a result of funding $106.0 million of its commitment to Homestead. The difference between the face amount and the amount funded has been recorded as an original issue premium that is being amortized over the term of the Homestead Convertible Mortgages. The value attributed to the conversion feature of the Homestead Convertible Mortgages issued ($6.9 million assuming full funding) has been recorded along with an offsetting discount (deferred credit) in the Homestead Convertible Mortgages' balance. This deferred credit is being amortized over the term of the Homestead Convertible Mortgages. Furthermore, the carrying value of the Homestead Convertible Mortgages has been adjusted to fair value ($122.5 million at December 31, 1997). A fair value adjustment of $16.7 million has been recognized as an unrealized gain and is reflected as a component of comprehensive income in the statement of shareholders' equity. The amount of the adjustment is based upon the conversion value of the Homestead Convertible Mortgages and is calculated using the closing price of Homestead common stock on December 31, 1997 of $15.0625 per share.

  The Homestead Convertible Mortgages:

    (i) bear interest at 9.0% per annum which is due in interest only payments on a semi-annual basis,

    (ii) are convertible at ATLANTIC's option into one share of Homestead common stock for every $11.50 of principal outstanding
         (approximately 8.5 million shares upon full funding),

    (iii) are not callable until 2001 and

    (iv) mature October 2006.

  The individual Homestead Village(R) properties sold by ATLANTIC serve as collateral individually and in the aggregate under cross-collateral provisions.

                           SECURITY CAPITAL ATLANTIC
                                 INCORPORATED

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


  At December 31, 1997 the carrying value of the Homestead Convertible Mortgages consisted of the following components (in thousands):

   Principal amount................................................... $ 93,513
   Original issue premium.............................................   12,487
                                                                       --------
   Amount funded......................................................  106,000
   Amortization of original issue premium.............................     (476)
   Initial value of conversion feature................................    6,587
   Unamortized discount on conversion feature.........................   (6,336)
   Fair value adjustment..............................................   16,707
                                                                       --------
   Carrying value (fair value)........................................ $122,482
                                                                       ========

 Deferred Commitment Fee

  ATLANTIC recognized a deferred commitment fee related to the $6.5 million of warrants received from Homestead in return for entering into the Funding Agreement. This commitment fee, which is a component of other liabilities in the balance sheet, is being amortized over the term of the Homestead Convertible Mortgages.

 Interest Income Recognized

  The aggregate income recognized on the Homestead Convertible Mortgages consists of:

    (i) the interest income recognized at 9.0% per annum,

    (ii) the amortization of the original issue premium which reduces income,

    (iii) the amortization of the discount on the conversion feature which increases income, and

    (iv) the amortization of the deferred commitment fee which increases income.

  ATLANTIC uses the effective interest method to calculate the amortization of all items associated with the Homestead Convertible Mortgages. The effective interest rate on the funded amount is 8.46% per annum for purposes of calculating net earnings.

NOTE 4 BORROWINGS

 Lines of Credit

  On November 24, 1997, ATLANTIC renegotiated its $350 million unsecured line of credit with Morgan Guaranty Trust Company of New York ("MGT"), as agent for a group of lenders. Under the new agreement, borrowings on the unsecured line of credit bear interest at prime or, at ATLANTIC's option, LIBOR plus 0.75%. Under a competitive bid option contained in the new line of credit agreement, ATLANTIC may be able to borrow at a lower interest rate spread over LIBOR, depending on market conditions. This option is available on up to $175 million of borrowings. ATLANTIC pays an annual facility fee of 0.15% on the total line of credit available of $350 million. The line of credit matures November 1999 and may be extended for one year with the approval of MGT and the other participating lenders. At December 31, 1997, there were $153.5 million of borrowings outstanding under this line of credit.

  The unsecured line of credit replaced a previous secured line of credit which was extinguished in December 1996. Accordingly, ATLANTIC expensed all previously unamortized costs associated with the secured line of credit at that time. These costs aggregated $3.9 million and are reflected as an extraordinary item in ATLANTIC's 1996 statement of earnings.

                           SECURITY CAPITAL ATLANTIC
                                 INCORPORATED

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


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

  On June 30, 1997, ATLANTIC entered into a $25 million unsecured borrowing agreement (increased to $50 million on January 20, 1998) with Chase Bank of Texas, N.A. This loan, which allows for same day borrowings and more efficient cash management, matures on January 19, 1999 and bears interest at an overnight rate that depends on the availability of funds at the time the borrowing is made. The interest rate on these borrowings has ranged from 6.31% to 7.38% with a weighted-average daily interest rate of 6.69%. At December 31, 1997, there were $11.2 million of borrowings outstanding under this agreement.

  A summary of borrowings on ATLANTIC's lines of credit is as follows (dollar amounts in thousands):

                                                  YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                   1997      1996      1995
                                                 --------  --------  --------
   Total lines of credit........................ $375,000  $350,000  $300,000
   Borrowings outstanding at December 31........  164,743   228,000   190,000
   Weighted-average daily borrowings............  207,672   204,265   178,318
   Maximum borrowings outstanding at any month
    end.........................................  295,250   234,000   252,000
   Weighted-average daily interest rate.........     7.20%     7.39%     7.92%
   Weighted-average interest rate at December
    31..........................................     7.41%     7.24%     7.73%

 Notes Payable

  On August 20, 1997, ATLANTIC completed an offering of $100 million of 7.25% unsecured senior notes due 2009 (the "2009 Notes") and $50 million of 7.86% unsecured senior notes due 2017 (the "2017 Notes" and together with the 2009 Notes, "the Notes"). The Notes are fully amortizing, rank equally with all other unsecured and unsubordinated indebtedness of ATLANTIC from time to time outstanding and bear interest at the stated rates. Interest is payable semiannually in arrears and principal installments are due annually beginning in 2002 for the 2009 Notes and in 2013 for the 2017 Notes. The Notes are redeemable at any time at ATLANTIC's option and are governed by the terms and provisions of an indenture agreement. Net proceeds from the offering were approximately $148.6 million, net of costs.

                           SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

 Mortgages Payable

  Mortgages payable consisted of the following at December 31, 1997 (dollar amounts in thousands):

                                 STATED                  PERIODIC
                                INTEREST MATURITY        PAYMENT      PRINCIPAL
COMMUNITY                         RATE     DATE            DATE        BALANCE
---------                       -------- --------    ---------------- ---------
Conventional fixed rate:
  Cameron Ridge................  7.000%  09/10/98(1) Fully amortizing $  5,686
  Country Place Village I......  7.750%  11/01/00           (2)          1,968
  Cameron Hidden Harbor........  7.930%  05/12/01           (3)          5,504
  Country Oaks.................  7.655%  07/01/02           (4)          5,873
  Cameron at Hickory Grove.....  8.000%  07/10/03           (5)          5,928
  Shadowbluff..................  8.050%  12/01/05           (6)          5,503
  Cameron Palm Harbor..........  8.040%  11/01/06           (7)          5,252
  Cameron Villas I.............  8.750%  04/01/24    Fully amortizing    6,278
  Cameron on the Cahaba II.....  7.125%  03/01/29    Fully amortizing    7,955
                                                                      --------
                                                                        49,947
                                                                      --------
Tax exempt fixed rate or
 variable rate subject
 to swap agreements(8):
  Cameron Station..............  6.000%  05/01/07       Interest only   14,500
  Azalea Park..................    (9)   06/01/25       Interest only   15,500
  Cameron Brook................    (9)   06/01/25       Interest only   19,500
  Cameron Cove.................    (9)   06/01/25       Interest only    8,500
  Clairmont Crest..............    (9)   06/01/25       Interest only   11,600
  Forestwood...................    (9)   06/01/25       Interest only   11,485
  Foxbridge on the Bay.........    (9)   06/01/25       Interest only   10,400
  The Greens...................    (9)   06/01/25       Interest only   10,400
  Parrot's Landing I...........    (9)   06/01/25       Interest only   15,835
  WintersCreek.................    (9)   06/01/25       Interest only    5,000
  Less amounts held in
   principal reserve fund(10)..                                         (2,142)
                                                                      --------
                                                                       120,578
                                                                      --------
                                                                      $170,525
                                                                      ========
  Total annual weighted-average
   interest rate(11)...........                                           6.98%
                                                                      ========

--------
(1) This loan is callable at the option of the mortgage lender on September 10, 1998 and at subsequent five-year intervals through September 10, 2013.
(2) Interest and principal payments due monthly; balloon payment of $1,849,000 due at maturity.
(3) Interest and principal payments due monthly; balloon payment of $4,869,000 due at maturity.
(4) Interest and principal payments due monthly; balloon payment of $5,539,000 due at maturity.
(5) Interest and principal payments due monthly; balloon payment of $5,556,000 due at maturity.
(6) Interest and principal payments due monthly; balloon payment of $4,926,000 due at maturity.
(7) Interest and principal payments due monthly; balloon payment of $4,661,000 due at maturity.
(8) These communities, in addition to others, are held by Security Capital Atlantic Multifamily Incorporated, a wholly owned subsidiary of ATLANTIC. Security Capital Atlantic Multifamily Incorporated is a legal

                           SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

    entity that is separate and distinct from ATLANTIC with separate assets and liabilities and business operations.
 (9) Interest rate is fixed through swap agreements executed in conjunction with the credit enhancement agreement with the Federal National Mortgage Association ("FNMA"). The swap agreements are discussed in Note 13.
(10) ATLANTIC has a 30-year credit enhancement agreement with FNMA related to the underlying tax-exempt bond issues. This credit enhancement agreement requires ATLANTIC to make monthly payments into a principal reserve account based on a 30-year amortization.
(11) This rate includes annual fees associated with the mortgage agreements, swap agreements and the credit enhancement agreement and amortization of capitalized costs associated with the mortgage agreements and the credit enhancement agreement. See Note 13.

  Real estate with an aggregate undepreciated cost at December 31, 1997 of $78.4 million and $205.8 million serves as collateral for the conventional mortgages payable and the tax-exempt mortgages payable, respectively. Additionally, ATLANTIC has a letter of credit in the amount of $2.5 million that serves as collateral for the tax-exempt mortgages payable.

  The changes in mortgages payable were as follows (in thousands):

                                                   1997      1996      1995
                                                 --------  --------  --------
   Balances at January 1........................ $155,790  $118,524  $107,347
   Mortgage debt assumed........................   16,285    17,867    24,678
   Proceeds from mortgage debt..................      --     20,500       --
   Regularly scheduled principal payments.......   (1,550)   (1,101)     (623)
   Reduction upon disposition of multifamily
    community...................................      --        --     (6,500)
   Principal payments at maturity...............      --        --     (6,378)
                                                 --------  --------  --------
   Balances at December 31...................... $170,525  $155,790  $118,524
                                                 ========  ========  ========

  ATLANTIC is in compliance with all debt covenants required by the mortgage agreements.

 Long-term Debt Maturities

  Approximate principal payments due on notes payable and mortgages payable during each of the years in the five-year period ending December 31, 2002 and thereafter are as follows (in thousands):

        1998............................................... $  7,407
        1999...............................................    1,870
        2000...............................................    3,871
        2001...............................................    6,898
        2002...............................................   22,605
        Thereafter.........................................  277,874
                                                            --------
                                                            $320,525
                                                            ========

 Interest Expense

  During 1997, 1996 and 1995, the total interest paid in cash on all outstanding debt was $26.8 million, $24.7 million, and $20.6 million respectively. Interest capitalized as part of the cost of real estate projects under development was $10.2 million, $10.3 million and $4.4 million for 1997, 1996 and 1995, respectively.

                           SECURITY CAPITAL ATLANTIC
                                 INCORPORATED

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


  Amortization of loan costs, which is included in interest expense, was $0.4 million, $1.7 million and $1.6 million for 1997, 1996 and 1995, respectively.

NOTE 5 DISTRIBUTIONS AND DIVIDENDS

  ATLANTIC made total cash distributions of $1.56 per Common Share in 1997, $1.65 per Common Share in 1996 and $1.60 per Common Share in 1995. On December 4, 1997, ATLANTIC's Board of Directors (the "Board") declared a distribution of $0.40 per Common Share for the first quarter of 1998. The distribution is payable on February 26, 1998 to holders of record of Common Shares on February 12, 1998.

  For federal income tax purposes, the following summarizes the taxability of cash distributions paid for 1995 and 1996 and the estimated taxability for 1997:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1997    1996    1995
                                                         ------- ------- -------
   Per Common Share:
     Ordinary income.................................... $  1.14 $  0.78 $  0.92
     Return of capital..................................    0.42    0.87    0.68
                                                         ------- ------- -------
       Total............................................ $  1.56 $  1.65 $  1.60
                                                         ======= ======= =======

  As part of the merger transaction discussed below, ATLANTIC's common shareholders (other than Security Capital) as of September 16, 1997 received warrants from Security Capital to purchase 1,675,940 shares of Security Capital's Class B common stock (0.071116 warrants for each Common Share held). Each warrant can be exercised for one share of Security Capital's Class B common stock at an exercise price of $28.00 per share through September 18, 1998. Security Capital issued these warrants, in part, as an incentive to ATLANTIC's shareholders to vote to approve the merger transaction. The warrants were valued at $6.88 per warrant for federal income tax purposes, all of which is taxable as ordinary income.

  In addition, ATLANTIC made the Homestead Distribution (discussed in Note 3) in November 1996. The Homestead Distribution was recorded at $58.2 million based on the estimated fair value of the net assets sold to Homestead. The securities distributed to each ATLANTIC shareholder in the Homestead Distribution were valued at $1.91 per Common Share for federal income tax purposes, of which $0.90 was taxable as ordinary income and $1.01 was treated as a return of capital.

  ATLANTIC paid dividends of $0.7845 per share on its Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Shares") in 1997, all of which was treated as ordinary income for federal income tax purposes. Pursuant to the terms of the preferred shares, ATLANTIC is restricted from declaring or paying any distribution with respect to its Common Shares unless all cumulative dividends with respect to the Series A Preferred Shares have been paid and sufficient funds have been set aside for Series A Preferred Share dividends that have been declared.

  ATLANTIC's tax return for the year ended December 31, 1997 has not been filed, and the taxability information for 1997 is based on the best available data. ATLANTIC's tax returns for prior years have not been examined by the Internal Revenue Service and, therefore, the taxability of distributions and dividends is subject to change.

                           SECURITY CAPITAL ATLANTIC
                                 INCORPORATED

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 6 MERGER TRANSACTION

 Terms of Transaction

  On September 9, 1997, ATLANTIC acquired the operations and business of Security Capital (Atlantic) Incorporated (the "REIT Manager") and SCG Realty Services Atlantic Incorporated ("SCG Realty Services"), ATLANTIC's property manager, in exchange for 2,306,591 Common Shares (the "Merger"). The REIT Manager and SCG Realty Services were wholly owned subsidiaries of ATLANTIC's principal shareholder, Security Capital Group Incorporated ("Security Capital"). The Common Shares issued to Security Capital were valued as of August 6, 1997, the record date for determining ATLANTIC's shareholders entitled to vote on the Merger, at $54.6 million. A per Common Share price of $23.675 (the average market price of Common Shares over the five-day period prior to the August 6, 1997) was used to determine the number of Common Shares issued. As a result of the Merger, ATLANTIC has become an internally managed REIT.

  Because ATLANTIC, the REIT Manager and SCG Realty Services were under the common control of Security Capital when the Merger was consummated, the difference between the market value as of September 8, 1997 of the Common Shares issued to Security Capital and the value of the net tangible assets of the REIT Manager and SCG Realty Services acquired by ATLANTIC of $50.9 million has been accounted for as a distribution to Security Capital. This distribution is reflected as a deduction from additional paid-in capital.

 Effect on Future Operations

  As a result of the Merger, ATLANTIC terminated its REIT management agreement with the REIT Manager and its property management agreements with SCG Realty Services (which covered approximately 97% of ATLANTIC's operating communities). Consequently, ATLANTIC did not incur the costs associated with these agreements after September 8, 1997. However, after the Merger was completed, ATLANTIC did incur, and will continue to incur, certain of the operating costs of the businesses acquired, primarily the personnel costs associated with the employees of the REIT Manager and SCG Realty Services who are now employees of ATLANTIC. In addition, ATLANTIC purchased, and will continue to purchase, certain administrative services from Security Capital under an Administrative Services Agreement ("ASA"). The fees payable under the ASA are equal to Security Capital's direct cost plus an overhead factor of 20%. For the initial term of the agreement (September 9, 1997 through December 31, 1998), the fees payable to Security Capital will not exceed approximately $5.2 million, but may be less than that amount as any cost savings will accrue to ATLANTIC. For the period September 9, 1997 through December 31, 1997, ATLANTIC's costs under the ASA were limited to $1.5 million and ATLANTIC actually incurred $0.7 million of costs for that period. For 1998, ATLANTIC's costs under the ASA cannot exceed $3.7 million.

  Costs related to the management function, including charges under the ASA, incurred subsequent to the Merger are collectively referred to as "management costs". Management costs related to property operations are reflected as rental expenses in arriving at net operating income. Certain qualifying management costs related to the acquisition and development of multifamily communities have been capitalized ($1.5 million for the period from September 9, 1997 through December 31, 1997). Management costs that have not been capitalized and are not classified as rental expenses are reflected as general and administrative expenses.

NOTE 7 SHAREHOLDERS' EQUITY

 Shares Authorized

  At December 31, 1997, 250,000,000 shares were authorized. The Board may classify or reclassify any unissued shares of ATLANTIC's stock from time to time by setting or changing the preferences, conversion or

                           SECURITY CAPITAL ATLANTIC
                                 INCORPORATED

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of such shares.

 Reverse Common Share Split

  On September 10, 1996, ATLANTIC completed a one-for-two reverse split of its Common Shares. A transfer from the Common Shares account to additional paid-in capital was made to reflect the reduced number of Common Shares outstanding after the split. All references in the accompanying financial statements to the number of Common Shares and per Common Share amounts have been restated to reflect the reverse split.

 Series A Preferred Shares

  On August 20, 1997, ATLANTIC completed an offering of 2,000,000 shares of Series A Preferred Shares. These shares have a par value of $0.01 per share and a stated liquidation preference of $25.00 per share. Holders of the Series A Preferred Shares are entitled to receive cumulative preferential cash distributions at a rate of 8.625% per annum. The Series A Preferred Shares are redeemable on or after August 20, 2002 by ATLANTIC for cash at a stated redemption price, plus all accrued and unpaid distributions. Subject to certain exceptions, the holders of Series A Preferred Shares have no voting rights. The Series A Preferred Shares are not convertible into or exchangeable for any other property or securities of ATLANTIC. Proceeds from the offering were approximately $48.1 million, net of costs.

 Completed Common Equity Offerings

  In May 1997, ATLANTIC completed an underwritten public offering of 4,077,200 Common Shares at a price of $21.50 per share. The proceeds from the sale of these Common Shares, net of underwriters' commissions and other expenses, were approximately $82.2 million.

  In connection with the Merger discussed in Note 6, ATLANTIC completed a fully subscribed rights offering pursuant to which 2,552,770 Common Shares were sold at $22.375 per share. Holders of Common Shares received one right for each Common Share held on August 6, 1997 and eight rights were needed to purchase one Common Share. The rights were offered to allow holders of Common Shares (other than Security Capital) the opportunity to maintain their relative ownership in ATLANTIC after the Merger by purchasing additional Common Shares at a price below the price at which Security Capital received Common Shares in the Merger. Proceeds from the offering were approximately $56.5 million, net of costs.

  In November 1997, ATLANTIC sold 350,000 Common Shares at a price of $21.0625 per share in a registered offering. Proceeds from the offering were approximately $7.4 million, net of costs.

  From inception through May 1996, ATLANTIC raised capital through various private offerings. ATLANTIC sold a total of 31,701,580 Common Shares during this period at prices ranging from $20 to $23.136 per Common Share. In addition, ATLANTIC exchanged 5,000,000 Common Shares at a price of $20 per Common Shares as partial consideration for the acquisition of a pool of communities in May 1994. The acquisition price was negotiated prior to the seller becoming a related party. To facilitate ATLANTIC's transactions with the seller, Security Capital granted the seller certain rights to require Security Capital to purchase the 5,000,000 Common Shares owned by the seller at pre-agreed prices. In consideration for Security Capital purchasing Common Shares in ATLANTIC's private offerings, ATLANTIC assumed Security Capital's obligation with respect to 3,750,000 Common Shares and repurchased these Common Shares from the seller. The remaining 1,250,000 Common Shares were acquired directly from the seller by Security Capital.

                           SECURITY CAPITAL ATLANTIC
                                 INCORPORATED

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

  In October 1996, ATLANTIC completed an initial public offering of 4,940,000 Common Shares at a price of $24.00 per share. After ATLANTIC made the Homestead Distribution discussed in Note 3, the New York Stock Exchange adjusted ATLANTIC's trading price information by $2.75 per Common Share. Accordingly, ATLANTIC's initial public offering price, as adjusted for the Homestead Distribution, was $21.25 per Common Share. The Common Shares, excluding the 416,666 Common Shares sold to Security Capital, were sold through an underwritten offering. The proceeds from the sale of these 4,940,000 Common Shares, net of costs, were approximately $110.0 million.

 Shelf Registration

  In November 1997, a $500 million shelf registration statement was declared effective by with the Securities and Exchange Commission. These securities can be issued in the form of senior unsecured debt, preferred shares and Common Shares on an as-needed basis, subject to ATLANTIC's ability to effect an offering on satisfactory terms. As of December 31, 1997, $492.6 million of securities were available for issuance under the shelf registration.

 Ownership Restrictions and Significant Shareholder

  For ATLANTIC to qualify as a REIT under the Internal Revenue Code of 1986, as amended, not more than 50% in value of its outstanding shares of stock may be owned by five or fewer individuals at any time during the last half of ATLANTIC's taxable year. Therefore, ATLANTIC's Charter restricts beneficial ownership (or ownership generally attributed to a person under the REIT tax rules) of ATLANTIC's outstanding shares of stock by a single person, or persons acting as a group, to 9.8% of ATLANTIC's outstanding shares of stock. This provision assists ATLANTIC in protecting and preserving its REIT status and protects the interest of shareholders in takeover transactions by preventing the acquisition of a substantial block of shares unless the acquirer makes a cash tender offer for all outstanding shares.

  Shares of stock owned by a person or group of persons in excess of these limits are subject to redemption by ATLANTIC. The provision does not apply where a majority of the Board, in its sole and absolute discretion, waives such limit after determining that the status of ATLANTIC as a REIT for federal income tax purposes will not be jeopardized or the disqualification of ATLANTIC as a REIT is advantageous to the shareholders.

  The Board has exempted Security Capital from the ownership restrictions described above. Security Capital owned 49.9% of the outstanding Common Shares as of December 31, 1997. For tax purposes, Security Capital's ownership is attributed to its shareholders.

 Purchase Rights

  On March 12, 1996, the Board declared and paid a dividend of one preferred share purchase right ("Purchase Right") for each Common Share outstanding at the close of business on March 12, 1996 to the holders of Common Shares on that date. Holders of additional Common Shares issued after March 12, 1996 and prior to the expiration of the rights on March 12, 2006 will be entitled to one Purchase Right for each additional Common Share.

  Each Purchase Right entitles the holder, under certain circumstances, to purchase from ATLANTIC two one-hundredths of a share of non-redeemable Series A Junior Participating Preferred Stock of ATLANTIC, par value $0.01 per share (the "Participating Preferred Shares"), at a price of $40 per one one-hundredth of a Participating Preferred Share, subject to adjustment. ATLANTIC has designated an amount of shares equal to two one-hundredths of the total number of Common Shares outstanding at any point in time as Participating

                           SECURITY CAPITAL ATLANTIC
                                 INCORPORATED

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

Preferred Shares. Purchase Rights are exercisable when a person or group of persons (other than certain affiliates of ATLANTIC) acquires beneficial ownership of 20% or more of the outstanding Common Shares, commences or announces a tender offer or exchange offer which would result in the beneficial ownership by a person or group of persons (other than certain affiliates of ATLANTIC) of 25% or more of the outstanding Common Shares or files or announces the intention to file with any regulatory authority an application seeking approval of any transaction which would result in the beneficial ownership by a person (other than certain affiliates of ATLANTIC) of 25% or more of the outstanding Common Shares. Under certain circumstances, each Purchase Right entitles the holder to purchase at the Purchase Right's then current exercise price, a number of Shares having a market value of twice the Purchase Right's exercise price. The acquisition of ATLANTIC pursuant to certain mergers or other business transactions would entitle each holder to purchase, at the Purchase Right's then current exercise price, a number of the acquiring company's common shares having a market value at that time equal to twice the Purchase Right's exercise price. The Purchase Rights held by certain 20% shareholders (other than certain affiliates of ATLANTIC) would not be exercisable. As of December 31, 1997 and 1996, ATLANTIC had no Participating Preferred Shares outstanding and the events required to exercise the Purchase Rights had not occurred. Therefore, the Purchase Rights dividend had no value and was not recorded in the financial statements.

NOTE 8 LONG-TERM COMPENSATION

  On September 8, 1997, ATLANTIC's common shareholders approved a long-term incentive plan (the "Incentive Plan") which includes an employee stock purchase plan and a stock option plan. No more than 3,000,000 Common Shares in the aggregate may be awarded under the Incentive Plan and no individual may be awarded more than 500,000 Common Shares in any one-year period. The Incentive Plan has a ten-year term.

  Additionally, ATLANTIC has authorized 100,000 Common Shares for issuance under the Share Option Plan for Outside Directors (the "Outside Directors Plan") and 115,000 Common Shares for issuance under the 401(K) Savings Plan and Trust, which became effective on January 1, 1998 and provides for matching employer contributions in Common Shares at 50% of the employee's contribution up to 6%.

 Employee Stock Purchase Plan

  Under the employee stock purchase plan, certain employees of ATLANTIC purchased 592,020 Common Shares at a price of $22.4375 per share on September 8, 1997. ATLANTIC financed 95% of the total purchase price through ten-year, recourse notes from the participants aggregating $12,614,000. The notes, which have been recorded as a deduction in shareholders' equity, bear interest at the lower of 6% per annum or the dividend yield of a Common Share determined based on the fair market value of a Common Share on the purchase date. The notes are secured by the Common Shares purchased. For each Common Share purchased, participants were granted two options, each to purchase one Common Share at a price of $22.4375 per share. Proceeds from this sale of Common Shares, net of the notes received, were $0.7 million. The change in the notes from employees during 1997 is summarized as follows (in thousands):

   Balance at January 1, 1997.......................................... $   --
   Notes issued........................................................  12,614
   Principal payments received.........................................     (66)
   Retirements.........................................................    (201)
                                                                        -------
   Balance at December 31, 1997........................................ $12,347
                                                                        =======

  Of the notes outstanding at December 31, 1997, $10,575,000 were due from officers of ATLANTIC.

                           SECURITY CAPITAL ATLANTIC
                                 INCORPORATED

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


 Stock Options

  ATLANTIC has granted stock options under the Incentive Plan and the Outside Directors Plan. Stock options outstanding at December 31, 1997 are as follows:

                                                                     WEIGHTED-
                              NUMBER   EXERCISE     EXPIRATION        AVERAGE
                            OF OPTIONS PRICE (1)       DATE        REMAINING LIFE
                            ---------- --------- ----------------- --------------
   Outside Directors
    Plan(2)................     3,000  $21.2500  October 14, 2001    3.8 years
   Outside Directors
    Plan(2)................     3,000  $21.8750  May 29, 2002        4.4 years
   Employee stock purchase
    plan(3)................ 1,164,878  $22.4375  September 8, 2007   9.7 years
   Stock option plan(4)....    90,346  $22.4375  September 8, 2007   9.7 years
   Stock option
    plan(4)(5).............     2,366  $21.1250  December 4, 2007    9.9 years
                            ---------
     Total................. 1,263,590
                            =========

--------
(1) Exercise price was equal to market price on the date of grant.
(2) Options are fully exercisable.
(3) Vesting at various rates over periods from two to ten years.
(4) The holders under this plan are awarded dividend equivalent units ("DEUs") each year of the plan based upon a specified grant date. The options awarded will vest beginning on September 8, 1999 at a rate of 25% per year through 2002.
(5) These options did not accrue DEUs in 1997 as they were awarded after the DEU grant date.

  The weighted average fair value of options granted in 1997 under the Incentive Plan was approximately $1.78 per option. A summary of the status of ATLANTIC's stock option plans as of December 31, 1997 and 1996, and changes during the years ended on those dates is presented below (ATLANTIC's first stock option plan was effective in 1996):

                                                           WEIGHTED-   NUMBER
                                                 NUMBER     AVERAGE      OF
                                                   OF      EXERCISE    OPTIONS
                                                 OPTIONS     PRICE   EXERCISABLE
                                                ---------  --------- -----------
   Balance at December 31, 1995................       --   $    --        --
     Granted...................................     3,000   21.2500     3,000
                                                ---------  --------     -----
   Balance at December 31, 1996................     3,000   21.2500     3,000
     Granted................................... 1,283,228   22.4338     3,000
     Forfeited.................................   (22,638)  22.4375       --
                                                ---------  --------     -----
   Balance at December 31, 1997................ 1,263,590  $22.4309     6,000
                                                =========  ========     =====

  ATLANTIC adopted SFAS No. 123, Accounting for Stock-Based Compensation, which allows ATLANTIC to continue to account for its various stock option plans using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Under APB 25, if the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, ATLANTIC did not recognize compensation expense in 1997 related to stock options as the exercise price of all options granted was equal to the market price on the date of grant. Had compensation cost for these plans been determined using the option valuation models provided in SFAS No. 123, ATLANTIC's net earnings attributable to Common Shares and earnings per Common Share would change as follows:

                           SECURITY CAPITAL ATLANTIC
                                 INCORPORATED

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


                                                           1997    1996
                                                          ------- -------
Net earnings attributable to Common Shares:   As reported $51,154 $38,629
                                              Pro forma    51,009  38,624
Basic and diluted earnings per Common Share:  As reported $  1.21 $  1.21
                                              Pro forma      1.20    1.21

  The pro forma amounts above were calculated using the Black-Scholes model and the following assumptions:

                                                                        1997
                                                                     ----------
      Risk-free interest rate.......................................       6.35%
      Dividend yield................................................       7.99%
      Volatility....................................................      17.55%
      Weighted average option life.................................. 9.66 years

 Dividend Equivalent Units ("DEUs")

  On December 31, 1997 ATLANTIC awarded 1,186 DEUs in the form of Common Shares to the holders of 90,346 stock options at a rate of one Common Share per DEU. The DEUs are awarded on December 31st of each year of the ten-year stock option plan and are vested to the same extent the underlying stock options are vested. The DEUs were valued at $23,700 on the award date based upon the market price of the Common Shares on that date. ATLANTIC recognizes the value of the DEUs awarded as compensation expense over the underlying vesting period.

NOTE 9 REIT MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS

 REIT Management Agreement

  ATLANTIC had an agreement with the REIT Manager to provide management services to ATLANTIC. This agreement was terminated on September 9, 1997 in connection with the Merger discussed in Note 6. This agreement required ATLANTIC to pay an annual fee of 16% of cash flow, as defined, payable monthly. Cash flow was calculated by reference to ATLANTIC's cash flow from operations plus (i) fees paid to the REIT Manager, (ii) extraordinary expenses incurred at the request of the independent Directors of ATLANTIC (of which there were none in the periods reported) and (iii) 33% of any interest paid by ATLANTIC on convertible subordinated debentures (of which there were none in the periods reported); and after deducting (i) regularly scheduled principal payments (excluding prepayments or balloon payments) for debt with commercially reasonable amortization schedules, (ii) assumed principal and interest payments on senior unsecured debt treated as having regularly scheduled principal and interest payments like a 20-year level-payment, fully amortizing mortgage and (iii) distributions actually paid with respect to any non-convertible preferred stock. Cash flow did not include: (i) realized gains or losses from dispositions of investments, (ii) interest income from cash equivalent investments and the Homestead Convertible Mortgages, (iii) provisions for possible losses on investments and (iv) extraordinary items.

  The REIT Manager also received a fee of 0.20% per year on the average daily balance of cash equivalent investments. ATLANTIC was required to reimburse the REIT Manager for third-party and out-of-pocket expenses relating to travel, transaction costs and similar costs relating to the acquisition, development or disposition of assets or the obtaining of financing for ATLANTIC and its operations. The REIT Manager paid all of its own salary and other overhead expenses. ATLANTIC did not have any employee expense; however, it did pay all of the third-party costs related to its normal operations, including legal, accounting, travel, architectural, engineering, shareholder relations, independent Director fees and similar expenses, property

                           SECURITY CAPITAL ATLANTIC
                                 INCORPORATED

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

management and similar fees paid on behalf of ATLANTIC, and travel expenses incurred in seeking financing, community acquisitions, community dispositions and similar activities on behalf of ATLANTIC and in attending ATLANTIC Board, committee and shareholder meetings.

 Property Management Agreement

  Prior to the Merger, SCG Realty Services provided property management services to ATLANTIC on 97% of ATLANTIC's operating communities. The property management fees paid by ATLANTIC were based upon a percentage of revenues and were at rates prevailing in the markets in which ATLANTIC operated. The property management agreements were terminated on September 9, 1997 in connection with the Merger discussed in Note 6.

NOTE 10 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  Selected quarterly financial data (in thousands except per Common Share amounts) for 1997 and 1996 are as follows:

                                             THREE MONTHS ENDED
                             --------------------------------------------------
                             MARCH 31 JUNE 30 SEPTEMBER 30 DECEMBER 31  TOTAL
                             -------- ------- ------------ ----------- --------
1997:
 Rental income.............. $39,715  $41,107   $42,943      $44,694   $168,459
                             =======  =======   =======      =======   ========
 Earnings from operations... $10,178  $11,571   $12,973      $16,393   $ 51,115
 Gain on disposition of real
  estate....................     --       259       --         1,349      1,608
 Less preferred share
  dividends.................     --       --        491        1,078      1,569
                             -------  -------   -------      -------   --------
 Net earnings attributable
  to Common Shares.......... $10,178  $11,830   $12,482      $16,664   $ 51,154
                             =======  =======   =======      =======   ========
 Basic and diluted net
  earnings attributable to
  Common Shares per Common
  Share..................... $  0.27  $  0.29   $  0.29      $  0.35   $   1.21
                             =======  =======   =======      =======   ========
 Weighted-average Common
  Shares outstanding:
  Basic.....................  37,892   41,228    42,998       47,568     42,449
                             =======  =======   =======      =======   ========
  Diluted...................  37,892   41,228    42,998       47,568     42,450
                             =======  =======   =======      =======   ========
1996:
 Rental income.............. $30,809  $32,876   $35,959      $38,085   $137,729
                             =======  =======   =======      =======   ========
 Earnings from operations... $ 6,650  $ 9,085   $ 9,538      $ 7,725   $ 32,998
 Gain on disposition of real
  estate....................     --       662     1,593        4,477      6,732
 Gain on sale of Homestead
  Assets....................     --       --        --         2,839      2,839
                             -------  -------   -------      -------   --------
 Earnings before
  extraordinary item........   6,650    9,747    11,131      $15,041   $ 42,569
 Extraordinary item -- loss
  on early extinguishment of
  debt......................     --       --        --         3,940      3,940
                             -------  -------   -------      -------   --------
 Net earnings............... $ 6,650  $ 9,747   $11,131      $11,101   $ 38,629
                             =======  =======   =======      =======   ========
 Basic and diluted earnings
  before extraordinary item
  per Common Share.......... $  0.24  $  0.32   $  0.34      $  0.41   $   1.33
                             =======  =======   =======      =======   ========
 Basic and diluted net
  earnings per
  Common Shares............. $  0.24  $  0.32   $  0.34      $  0.30   $   1.21
                             =======  =======   =======      =======   ========
 Basic and diluted weighted-
  average
  Common Shares
  outstanding...............  27,777   30,393    32,952       36,925     32,028
                             =======  =======   =======      =======   ========

                           SECURITY CAPITAL ATLANTIC
                                 INCORPORATED

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

  The total of the four quarterly amounts of net earnings per Common Share may not equal the total for the year. These differences result from the use of a weighted average to compute the average number of Common Shares outstanding.

NOTE 11 SUPPLEMENTAL CASH FLOW INFORMATION

  Non-cash investing and financing activities for the years ended December 31, 1997, 1996 and 1995 are as follows:

    (a) In connection with the Merger discussed in Note 6, ATLANTIC issued 2,306,591 Common Shares valued at $51,754,000 to Security Capital in exchange for the operations and business of the REIT Manager and SCG Realty Services and $878,000 of non-real estate assets. ATLANTIC recognized a distribution to Security Capital of $50,876,000 as a result of the Merger.

    (b) In 1997, ATLANTIC recognized an unrealized gain on the Homestead Convertible Mortgages of $16,707,000.

    (c) ATLANTIC received notes from employees aggregating $12,614,000 for the purchase of Common Shares under an employee stock purchase plan in 1997. ATLANTIC retired $201,000 of these notes in 1997 and acquired the related Common Shares from participants who terminated their employment with ATLANTIC as discussed in Note 8.

    (d) ATLANTIC declared a distribution in December 1997 for the first quarter of 1998 in the amount of $19,104,000 and declared a distribution in December 1996 for the first quarter of 1997 in the amount of $14,778,000.

    (e) In connection with the acquisition of communities, ATLANTIC assumed mortgage debt of $16,285,000, $17,867,000 and $24,678,000 in 1997, 1996 and
  1995, respectively.

    (f) As discussed in Note 3, in 1996, ATLANTIC received Homestead common stock valued at $51,717,000 upon the sale of the Homestead Assets (assets with a net book value of $31,028,000 and cash of $16,595,000). A gain of $2,839,000, net of expenses of $1,255,000, was recognized on the transaction.

    (g) As discussed in Note 3, in 1996, ATLANTIC received warrants to purchase Homestead common stock valued at $6,511,000 in exchange for entering into the Funding Agreement. The value of the warrants has been recognized as deferred revenue.

    (h) ATLANTIC made a $58,228,000 non-cash distribution to its shareholders in November 1996 consisting of the Homestead common stock and warrants.

    (i) ATLANTIC was relieved of mortgage debt of $6,500,000 in 1995 due to the disposition of the community that secured the debt.

NOTE 12 FINANCIAL INSTRUMENTS

 Derivative Financial Instruments

  ATLANTIC occasionally utilizes derivative financial instruments as hedges to manage interest rate risk on anticipated future transactions. ATLANTIC does not use derivative financial instruments for trading purposes.

  The primary risks associated with derivative instruments are market risk and credit risk. Market risk is defined as the potential for loss in the value of the derivative due to adverse changes in market prices (interest rates). Through hedging, ATLANTIC can effectively manage the risk of increases in interest rates on future debt issuances. Credit risk is the risk that the counterparty to a derivative contract will fail to perform or meet their financial obligation under the contract.

                           SECURITY CAPITAL ATLANTIC
                                 INCORPORATED

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


  ATLANTIC does not obtain collateral support to financial instruments subject to credit risk but monitors the credit standing of counterparties. As of December 31, 1997, the counterparties to all outstanding contracts were financial institutions with AAA or A+ credit ratings. ATLANTIC does not anticipate non-performance by any of the counterparties to its derivative contracts. Should a counterparty fail to perform, however, ATLANTIC could incur a financial loss to the extent of any positive fair market value of derivative instruments.

  The following table summarizes the activity in interest rate contracts for the year ended December 31, 1997 (in millions):

                                          INTEREST RATE SWAP AGREEMENTS
                             INTEREST     ----------------------------------
                            RATE FUTURE     TAX-EXEMPT         SHORT-TERM
                             CONTRACTS      BOND ISSUES        BORROWINGS
                            -----------   ---------------    ---------------
Notional amounts at
 December 31, 1996.........   $   --        $        107.2    $         100.0
New contracts..............     250.0 (1)              --               100.0
Matured contracts..........    (150.0)                 --              (100.0)
Contractual reductions.....       --                  (0.9)               --
                              -------       --------------    ---------------
Notional amounts at
 December 31, 1997.........   $ 100.0 (1)   $        106.3    $         100.0
                              =======       ==============    ===============

--------
(1) Includes one contract with a notional amount of $150 million which was settled in August 1997 at a gain of $0.2 million and one contract entered into in anticipation of a 1998 debt offering with a notional amount of $100 million which provides for an interest rate of 6.309%.

 Interest Rate Swap Agreements

  ATLANTIC entered into interest rate swap agreements on its variable interest rate mortgages and $100 million of short-term borrowings to mitigate its variable interest rate exposure. Under the swap agreements ATLANTIC pays a fixed rate of interest to a swap counterparty pursuant to one agreement and receives a variable rate of interest from a swap counterparty pursuant to another agreement. The amounts received from the variable rate agreement are structured such that these amounts will closely approximate the amount of variable interest due on the underlying borrowings. The difference between the variable amount received and the fixed amount paid represents either the cost or the benefit of the interest rate swap agreement and is recorded as an increase or decrease to the variable interest expense associated with the underlying borrowings.

  ATLANTIC has a one-year swap agreement with MGT covering $100 million of borrowings that expires on February 5, 1998. The agreement provides for ATLANTIC to pay a fixed rate of interest of 5.95%, exclusive of any credit spread. A similar swap agreement providing for a fixed rate of interest of 5.96%, exclusive of any credit spread, on $100 million of borrowings was in effect for one year prior to the start of the current agreement. ATLANTIC does not intend to enter into any other swap agreement related to its line of credit borrowings after the current agreement expires. ATLANTIC paid $0.3 million more in interest than it received under these swap agreements during both 1997 and 1996.

  All of ATLANTIC's tax-exempt bond issues are included in a credit enhancement agreement with FNMA. The agreement allowed ATLANTIC to receive a favorable interest rate on the bond issues and required ATLANTIC to enter into swap agreements to mitigate the interest rate exposure on the nine bond issues with variable interest rates. ATLANTIC makes monthly principal payments on all of the bond issues into a principal reserve account based upon a 30-year amortization. The notional amount of the swap agreements is equal to the principal amount of the variable rate bond issues less the balance in the principal reserve fund associated with the variable rate bond issues. ATLANTIC pays interest on the notional amount at an all-in, fixed rate of 6.61% as summarized below:

                           SECURITY CAPITAL ATLANTIC
                                 INCORPORATED

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


  NOTIONAL
   AMOUNT                         FIXED
(IN MILLIONS)  MATURITY DATE INTEREST RATE(1)                  ISSUER
-------------  ------------- ---------------- -----------------------------------------
$ 22.7          August 2002       6.49%       General Re Financial Products Corporation
  63.4          August 2005       6.72%       Morgan Guaranty Trust Company of New York
   4.9          March 2006        6.21%       Morgan Guaranty Trust Company of New York
  15.3          August 2006       6.49%       Morgan Stanley Derivative Products Inc.
------                            -----
$106.3                            6.61%
======                            =====

--------
(1) Includes the fixed interest rate provided by the swap agreements, annual fees associated with the swap agreements and credit enhancement agreement and amortization of capitalized costs associated with the credit enhancement agreement.

  ATLANTIC paid $1.8 million, $1.8 million and $0.6 million more in interest than it received under these swap agreements during 1997, 1996 and 1995, respectively.

 Fair Value

  The following disclosure of estimated fair value of financial instruments was determined by ATLANTIC based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgement and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that ATLANTIC could realize upon disposition. As of December 31, 1997 and 1996, the carrying amount of certain financial instruments employed by ATLANTIC, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses were representative of their fair value because of the short-term maturity of these instruments. Similarly, the carrying value of the lines of credit balances approximates fair value as of those dates since the interest rate fluctuates based on published market rates. As discussed in Note 3, the Homestead Convertible Mortgages outstanding at December 31, 1997 are reflected at fair value in the balance sheet.

                           SECURITY CAPITAL ATLANTIC
                                 INCORPORATED

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

  As of December 31, 1997 and 1996, the fair value of ATLANTIC's notes payable and mortgages payable has been estimated based on quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available for debt with similar terms and maturities. As of December 31, 1997 and 1996, the fair value of all derivative financial instruments are amounts at which they could be settled, based on estimates obtained from brokers. The following table reflects the carrying amount and estimated fair value of ATLANTIC's financial instruments (in thousands):

                                              DECEMBER 31,
                                 ------------------------------------------
                                        1997                   1996
                                 -------------------    -------------------
                                 CARRYING               CARRYING
                                  AMOUNT  FAIR VALUE     VALUE   FAIR VALUE
                                 -------- ----------    -------- ----------
Balance sheet financial
 instruments:
  Notes payable................. $150,000  $157,118 (1) $    --   $    --
  Mortgages payable
    Conventional................   49,947    51,815 (1)   34,168    33,323 (1)
    Tax exempt..................  120,578   121,615 (2)  121,622   121,954 (2)
Derivative financial
 instruments:
  Interest rate contract........      --     (5,648)         --        --
  Interest rate swaps:
    Tax-exempt bond issues......      --     (6,259)(2)      --     (3,996)(2)
    Short-term borrowings.......      --        (15)(3)      --       (263)

--------
(1) The increase in the fair value of the notes payable and conventional mortgages payable over the carrying value is a result of a net reduction in the interest rates available to ATLANTIC at December 31, 1997 from the interest rates in effect at the dates of issuance. The notes payable and certain of the mortgages payable contain pre-payment penalties or yield maintenance provisions that would make the cost of refinancing exceed the benefit of the lower rates.
(2) As discussed above, in order for ATLANTIC to receive the favorable interest rates under the credit enhancement agreement, ATLANTIC was required by FNMA to enter into interest rate swap agreements to mitigate the variable interest rate exposure.
(3) This swap agreement expired on February 5, 1998 and was not replaced.

NOTE 13 COMMITMENTS AND CONTINGENCIES

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

                           SECURITY CAPITAL ATLANTIC
                                 INCORPORATED

            SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                                      COSTS     GROSS AMOUNT AT WHICH CARRIED AT
                                       INITIAL COST TO ATLANTIC    CAPITALIZED         DECEMBER 31, 1997
                                       ----------------------------SUBSEQUENT  --------------------------------------  ACCUMU-
                            ENCUM-                  BUILDINGS AND      TO                  BUILDINGS AND   TOTALS     LATED DE-
 MUTIFAMILY COMMUNITIESL    BRANCES      LAND       IMPROVEMENTS   ACQUISITION   LAND      IMPROVEMENTS      (A)      PRECIATION
-----------------------     -------    ----------- --------------------------- ---------- --------------------------- ----------
   COMMUNITIES
   ACQUIRED:
   Atlanta, Georgia:
    Azalea Park.....        $15,500    $     3,717    $     21,076   $1,313    $    3,717    $    22,389  $    26,106   $1,392
    Balmoral
    Village.........            --           2,871          16,270      391         2,871         16,661       19,532      517
    Cameron
    Ashford.........            --           3,672          20,841      518         3,672         21,359       25,031    2,147
    Cameron
    Briarcliff......               (b)       2,105          11,953      275         2,105         12,228       14,333    1,242
    Cameron Brook...         19,500          3,318          18,784      514         3,318         19,298       22,616    1,800
    Cameron Creek
    I...............            --           3,627          20,589      849         3,627         21,438       25,065    2,135
    Cameron Crest...            --           3,525          20,009      461         3,525         20,470       23,995    1,975
    Cameron
    Dunwoody........            --           2,486          14,114      408         2,486         14,522       17,008    1,455
    Cameron Forest..            --             884           5,008      472           884          5,480        6,364      302
    Cameron Place...            --           1,124           6,372      723         1,124          7,095        8,219      391
    Cameron
    Pointe..........            --           2,172          12,306      557         2,172         12,863       15,035      538
    Cameron
    Station.........         14,500          2,338          13,246      757         2,338         14,003       16,341      740
    Cameron
    Woodlands.......            --           3,785          21,471      836         3,785         22,307       26,092    1,366
    Clairmont
    Crest...........         11,600          1,603           9,102      419         1,603          9,521       11,124      887
    The Greens......         10,400          2,004          11,354      468         2,004         11,822       13,826    1,122
    Lake Ridge at
    Dunwoody........            --           2,001          11,359    4,110         2,001         15,469       17,470    1,797
    Morgan's
    Landing.........            --           1,168           6,646      895         1,168          7,541        8,709      826
    Old Salem.......            --           1,053           6,144    1,159         1,053          7,303        8,356      685
    Trolley
    Square..........            --           2,031          11,528      445         2,031         11,973       14,004    1,266
    Vinings
    Landing.........            --           1,363           7,902      781         1,363          8,683       10,046      853
    WintersCreek....          5,000          1,133           6,434      367         1,133          6,801        7,934      437
   BIRMINGHAM,
   ALABAMA:
    Cameron on the
    Cahaba I........            --           1,020           5,784      402         1,020          6,186        7,206      452
    Cameron on the
    Cahaba II.......          7,955          1,688           9,580      611         1,688         10,191       11,879      742
    Colony Woods I..            --           1,560           8,845      580         1,560          9,425       10,985    1,023
    Morning Sun
    Villas..........            --           1,260           7,309      894         1,260          8,203        9,463      778
   CHARLOTTE, NORTH
   CAROLINA:
    Cameron at
    Hickory Grove...          5,928          1,203           6,808      453         1,203          7,261        8,464      330
    Cameron Oaks....            --           2,255          12,800      389         2,255         13,189       15,444    1,351
   COLUMBUS, OHIO:
    Arbors of
    Dublin..........            --           2,192          12,419       14         2,192         12,433       14,625       55
                              CON-
                            STRUCTION    YEAR
 MUTIFAMILY COMMUNITIESL      YEAR     ACQUIRED
-----------------------     ---------- --------
   COMMUNITIES
   ACQUIRED:
   Atlanta, Georgia:
    Azalea Park.....          1987       1995
    Balmoral
    Village.........          1990       1996
    Cameron
    Ashford.........          1990       1994
    Cameron
    Briarcliff......          1989       1994
    Cameron Brook...          1988       1994
    Cameron Creek
    I...............          1988       1994
    Cameron Crest...          1988       1994
    Cameron
    Dunwoody........          1989       1994
    Cameron Forest..          1981       1995
    Cameron Place...          1979       1995
    Cameron
    Pointe..........          1987       1996
    Cameron
    Station.........              (c)    1995
    Cameron
    Woodlands.......              (d)    1995
    Clairmont
    Crest...........          1987       1994
    The Greens......          1986       1994
    Lake Ridge at
    Dunwoody........          1979       1993
    Morgan's
    Landing.........          1983       1993
    Old Salem.......          1968       1994
    Trolley
    Square..........          1989       1994
    Vinings
    Landing.........          1978       1994
    WintersCreek....          1984       1995
   BIRMINGHAM,
   ALABAMA:
    Cameron on the
    Cahaba I........          1987       1995
    Cameron on the
    Cahaba II.......          1990       1995
    Colony Woods I..          1991       1994
    Morning Sun
    Villas..........          1985       1994
   CHARLOTTE, NORTH
   CAROLINA:
    Cameron at
    Hickory Grove...          1988       1996
    Cameron Oaks....          1989       1994
   COLUMBUS, OHIO:
    Arbors of
    Dublin..........          1988       1997

                           SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

      SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION--(CONTINUED)
                               DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                                GROSS AMOUNT AT
                                          INITIAL                               WHICH CARRIED AT
                                      COST TO ATLANTIC                         DECEMBER 31, 1997
                                    -----------------------               -------------------------------
                                                                COSTS
                                                             CAPITALIZED
                            ENCUM-            BUILDINGS AND SUBSEQUENT TO           BUILDINGS AND TOTALS
 MUTIFAMILY COMMUNITIESL    BRANCES  LAND     IMPROVEMENTS   ACQUISITION   LAND     IMPROVEMENTS    (A)
-----------------------     ------- ------    ------------- ------------- ------    ------------- -------
   Ft.
   Lauderdale/West
   Palm Beach,
   Florida:
    Cameron at
    Bayberry Lake...        $  --   $2,508       $14,210       $  595     $2,508       $14,805    $17,313
    Cameron at
    Meadow Lakes....           --    1,285         7,293          392      1,285         7,685      8,970
    Cameron at the
    Villages........          (b)    2,852        16,194          723      2,852        16,917     19,769
    Cameron Cove....         8,500   1,367         7,773          304      1,367         8,077      9,444
    Cameron Hidden
    Harbor..........         5,504   1,641         9,297            1      1,641         9,298     10,939
    Cameron View....           --    1,225         6,961          603      1,225         7,564      8,789
    Park Place at
    Turtle Run......           --    2,208        12,223        1,516      2,208        13,739     15,947
    Parrot's Landing
    I...............        15,835   2,691        15,276        1,105      2,691        16,381     19,072
   Ft. Myers,
   Florida:
    Forestwood......        11,485   2,031        11,540          505      2,031        12,045     14,076
   Greenville, South
   Carolina:
    Cameron Court...           --    1,602         9,369          277      1,602         9,646     11,248
   Jacksonville,
   Florida:
    Bay Club........           --    1,789        10,160          350      1,789        10,510     12,299
   Memphis,
   Tennessee:
    Arbors at
    Century Center..           --    2,382        13,496          550      2,382        14,046     16,428
    Country Oaks....         5,873   1,246         7,061          369      1,246         7,430      8,676
   Nashville,
   Tennessee:
    Arbor Creek.....           --       --(e)     17,671          622         --(e)     18,293     18,293
    Enclave at
    Brentwood.......           --    2,263        12,847        1,166      2,263        14,013     16,276
    Shadowbluff.....         5,503   1,211         6,860          413      1,211         7,273      8,484
   Orlando, Florida:
    Camden Springs..           --    2,477        14,072        1,010      2,477        15,082     17,559
    Cameron Villas
    I...............         6,278   1,087         6,317          746      1,087         7,063      8,150
    Cameron Villas
    II..............          (b)      255         1,454          121        255         1,575      1,830
    Kingston
    Village.........           --      876         4,973          329        876         5,302      6,178
    Wellington I....          (b)    1,155         6,565          355      1,155         6,920      8,075
                                                               -----------
                            ACCUMULATED  CONSTRUCTION   YEAR
 MUTIFAMILY COMMUNITIESL    DEPRECIATION     YEAR     ACQUIRED
-----------------------     ------------ ------------ --------
   Ft.
   Lauderdale/West
   Palm Beach,
   Florida:
    Cameron at
    Bayberry Lake...           $  617        1988       1996
    Cameron at
    Meadow Lakes....              491        1983       1995
    Cameron at the
    Villages........            1,601        1987       1994
    Cameron Cove....              775        1986       1994
    Cameron Hidden
    Harbor..........               21        1986       1997
    Cameron View....              479        1987       1995
    Park Place at
    Turtle Run......              589        1989       1996
    Parrot's Landing
    I...............            1,537        1986       1994
   Ft. Myers,
   Florida:
    Forestwood......            1,150        1986       1994
   Greenville, South
   Carolina:
    Cameron Court...              459        1991       1996
   Jacksonville,
   Florida:
    Bay Club........            1,072        1990       1994
   Memphis,
   Tennessee:
    Arbors at
    Century Center..              452        1988       1996
    Country Oaks....              260        1985       1996
   Nashville,
   Tennessee:
    Arbor Creek.....            1,755        1986       1994
    Enclave at
    Brentwood.......            1,000        1988       1995
    Shadowbluff.....               61        1986       1997
   Orlando, Florida:
    Camden Springs..            1,468        1986       1994
    Cameron Villas
    I...............              670        1982       1994
    Cameron Villas
    II..............               99        1981       1995
    Kingston
    Village.........              338        1982       1995
    Wellington I....              659        1988       1994

                                                     (see notes following table)

                           SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

      SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION--(CONTINUED)
                               DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                                  GROSS AMOUNT AT
                                            INITIAL                              WHICH CARRIED AT
                                        COST TO ATLANTIC                         DECEMBER 31, 1997
                                     ----------------------               -------------------------------
                                                                COSTS
                                                             CAPITALIZED
                            ENCUM-            BUILDINGS AND SUBSEQUENT TO          BUILDINGS AND  TOTALS
 MLTIFAMILY COMMUNITIESU   BRANCES     LAND   IMPROVEMENTS   ACQUISITION    LAND   IMPROVEMENTS    (A)
-----------------------    --------  -------- ------------- ------------- -------- ------------- --------
  Raleigh, North
  Carolina:
   Bryn Athyn........      $    --   $  1,357   $  7,687       $   262    $  1,357   $  7,949    $  9,306
   Cameron Lake I....           --      1,385      7,848           541       1,385      8,389       9,774
   Cameron Lake II...           --      1,382      7,833            15       1,382      7,848       9,230
   Cameron Ridge.....         5,686     1,503      8,519           376       1,503      8,895      10,398
   Cameron Square....           --      2,314     13,143           610       2,314     13,753      16,067
   Emerald Forest....           --      2,202     12,478           450       2,202     12,928      15,130
  Richmond, Virginia:
   Cameron at
   Gayton............        (b)        1,486      8,452           271       1,486      8,723      10,209
   Cameron at
   Wellesley.........           --      2,878     16,339           388       2,878     16,727      19,605
  Sarasota, Florida:
   Camden at Palmer
   Ranch.............           --      3,534     20,057           844       3,534     20,901      24,435
  Tampa/St.
  Petersburg,
  Florida:
   Camden Downs......           --      1,840     10,447           387       1,840     10,834      12,674
   Cameron Bayshore..           --      1,607      9,105           867       1,607      9,972      11,579
   Cameron Lakes.....           --      1,126      6,418         1,165       1,126      7,583       8,709
   Cameron Palm
   Harbor............         5,252     1,097      6,225            12       1,097      6,237       7,334
   Country Place
   Village I.........         1,968       567      3,219           313         567      3,532       4,099
   Country Place
   Village II........           --        644      3,658           204         644      3,862       4,506
   Foxbridge on the
   Bay...............        10,400     1,591      9,036           384       1,591      9,420      11,011
  Washington, D.C.:
   Camden at Kendall
   Ridge.............           --      1,708      9,698           390       1,708     10,088      11,796
   Cameron at
   Saybrooke.........           --      2,802     15,906           773       2,802     16,679      19,481
   Sheffield Forest..           --      2,269     12,859           841       2,269     13,700      15,969
   West Springfield
   Terrace...........           --      2,417     13,695           703       2,417     14,398      16,815
  Less amounts held
  in principal
  reserve fund(f)....        (2,142)      --         --            --          --         --          --
                           --------  --------   --------       -------    --------   --------    --------
     Total Operating
     Communities
     Acquired........      $170,525  $129,018   $750,287       $41,909    $129,018   $792,196    $921,214
                           --------  --------   --------       -------    --------   --------    --------
                                                              -----------
                           ACCUMULATED  CONSTRUCTION   YEAR
 MLTIFAMILY COMMUNITIESU   DEPRECIATION     YEAR     ACQUIRED
-----------------------    ------------ ------------ --------
  Raleigh, North
  Carolina:
   Bryn Athyn........        $    52        1985       1997
   Cameron Lake I....            256        1985       1996
   Cameron Lake II...             17        1982       1997
   Cameron Ridge.....            274        1985       1996
   Cameron Square....          1,335        1987       1994
   Emerald Forest....            343        1986       1996
  Richmond, Virginia:
   Cameron at
   Gayton............            702        1987       1994
   Cameron at
   Wellesley.........          1,715        1989       1994
  Sarasota, Florida:
   Camden at Palmer
   Ranch.............          2,038        1988       1994
  Tampa/St.
  Petersburg,
  Florida:
   Camden Downs......          1,081        1988       1994
   Cameron Bayshore..            258        1984       1996
   Cameron Lakes.....            581        1986       1995
   Cameron Palm
   Harbor............             28        1988       1997
   Country Place
   Village I.........            219        1982       1995
   Country Place
   Village II........            246        1983       1995
   Foxbridge on the
   Bay...............            924        1986       1994
  Washington, D.C.:
   Camden at Kendall
   Ridge.............          1,046        1990       1994
   Cameron at
   Saybrooke.........          1,655        1990       1994
   Sheffield Forest..            749        1987       1995
   West Springfield
   Terrace...........            476        1978       1996
  Less amounts held
  in principal
  reserve fund(f)....            --
                           ------------
     Total Operating
     Communities
     Acquired........        $58,152
                           ------------

                                                     (see notes following table)

                           SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

      SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION--(CONTINUED)
                               DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                     COSTS    GROSS AMOUNT AT WHICH CARRIED AT
                                     INITIAL COST TO ATLANTIC     CAPITALIZED         DECEMBER 31, 1997
                                     -----------------------------SUBSEQUENT  ---------------------------------  ACCUMU-     CON-
                             ENCUM-               BUILDINGS AND       TO               BUILDINGS AND   TOTALS   LATED DE-  STRUCTION
 MUTIFAMILY COMMUNITIESL    BRANCES    LAND        IMPROVEMENTS   ACQUISITION   LAND   IMPROVEMENTS     (A)     PRECIATION   YEAR
-----------------------     -------- ------------ --------------------------- -------- ------------- ---------- ---------- ---------
   Communities
   Developed:
   Atlanta, Georgia:
    Cameron Creek
    II..............        $    --  $      2,730   $        --    $ 17,459   $  2,850   $ 17,339    $   20,189  $   470     1997
   Birmingham,
   Alabama:
    Colony Woods
    II..............             --         1,254            --       9,501      1,551      9,204        10,755      734     1995
   Charlotte, North
   Carolina:
    Waterford
    Hills...........             --         1,508            --      12,022      1,943     11,587        13,530      863     1995
    Waterford Square
    I...............             --         1,890            --      19,607      2,968     18,529        21,497    1,091     1996
   Ft.
   Lauderdale/West
   Palm Beach,
   Florida:
    Parrot's Landing
    II..............             --         1,328            --       8,873      1,405      8,796        10,201      123     1997
   Jacksonville,
   Florida:
    Cameron
    Deerwood........             --         2,331            --      15,394      2,466     15,259        17,725      306     1997
    Cameron Lakes
    I...............             --         1,759            --      14,946      2,867     13,838        16,705      790     1996
    Cameron
    Timberlin Parc
    I...............             --         2,167            --      15,059      2,282     14,944        17,226      268     1997
   Raleigh, North
   Carolina:
    Cameron Brooke..             --         1,353            --      12,126      1,423     12,056        13,479      183     1997
    Waterford
    Forest..........                        2,371            --      19,164      3,112     18,423        21,535      641     1997
    Waterford
    Point...........             --           985            --      15,968      1,493     15,460        16,953    1,083     1996
   Washington, D.C.:
    Cameron at
    Milestone.......             --         5,477            --      26,025      6,127     25,375        31,502      619     1997
                            -------- ------------   ------------   --------   --------   --------    ----------  -------
    Total Operating
    Communities
    Developed.......        $    --  $     25,153   $        --    $186,144   $ 30,487   $180,810    $  211,297  $ 7,171
                            -------- ------------   ------------   --------   --------   --------    ----------  -------
    Total Operating
    Communities.....        $170,525 $    154,171   $    750,287   $228,053   $159,505   $973,006    $1,132,511  $65,323
                            -------- ------------   ------------   --------   --------   --------    ----------  -------
   Communities Under
   Construction:
   Atlanta, Georgia:
    Cameron at
    Barrett Creek...        $    --  $      4,157   $        --    $  2,215   $  4,158   $  2,214    $    6,372  $   --       --
    Cameron at North
    Point...........             --         2,881            --       3,661      2,909      3,633         6,542      --       --
    Cameron Bridge..             --         2,640            --       1,936      2,641      1,935         4,576      --       --
    Cameron
    Landing.........             --         1,508            --      12,628      2,223     11,913        14,136      --       -- (g)
   Birmingham,
   Alabama:
    Cameron at the
    Summit I........             --         2,774            --      18,531      2,778     18,527        21,305       63      -- (g)
                              YEAR
 MUTIFAMILY COMMUNITIESL    ACQUIRED
-----------------------     --------
   Communities
   Developed:
   Atlanta, Georgia:
    Cameron Creek
    II..............          1994
   Birmingham,
   Alabama:
    Colony Woods
    II..............          1994
   Charlotte, North
   Carolina:
    Waterford
    Hills...........          1993
    Waterford Square
    I...............          1994
   Ft.
   Lauderdale/West
   Palm Beach,
   Florida:
    Parrot's Landing
    II..............          1994
   Jacksonville,
   Florida:
    Cameron
    Deerwood........          1996
    Cameron Lakes
    I...............          1995
    Cameron
    Timberlin Parc
    I...............          1995
   Raleigh, North
   Carolina:
    Cameron Brooke..          1995
    Waterford
    Forest..........          1995
    Waterford
    Point...........          1994
   Washington, D.C.:
    Cameron at
    Milestone.......          1995
    Total Operating
    Communities
    Developed.......
    Total Operating
    Communities.....
   Communities Under
   Construction:
   Atlanta, Georgia:
    Cameron at
    Barrett Creek...          1997
    Cameron at North
    Point...........          1997
    Cameron Bridge..          1997
    Cameron
    Landing.........          1996
   Birmingham,
   Alabama:
    Cameron at the
    Summit I........          1996

                                                     (see notes following table)

                           SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

      SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION--(CONTINUED)
                               DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                     COSTS    GROSS AMOUNT AT WHICH CARRIED AT
                                    INITIAL COST TO ATLANTIC      CAPITALIZED         DECEMBER 31, 1997
                                    ------------------------------SUBSEQUENT  -------------------------------------  ACCUMU-
                            ENCUM-                 BUILDINGS AND      TO                 BUILDINGS AND   TOTALS     LATED DE-
 MUTIFAMILY COMMUNITIESL    BRANCES   LAND         IMPROVEMENTS   ACQUISITION   LAND      IMPROVEMENTS     (A)      PRECIATION
-----------------------     ------- ------------- --------------------------- ---------- -------------------------- ----------
   Charlotte, North
   Carolina:
    Cameron
    Matthews........         $--    $       1,415     $      --    $  6,713   $    1,420   $     6,708  $     8,128    $--
    Waterford Square
    II..............          --            2,014            --      13,774        2,065        13,723       15,788      53
   Ft.
   Lauderdale/West
   Palm Beach,
   Florida:
    Cameron
    Gardens.........          --            3,709            --       1,745        3,753         1,701        5,454     --
    Cameron Palms...          --            3,985            --       2,080        4,100         1,965        6,065     --
    Cameron Park I..          --            1,763            --       1,627        1,778         1,612        3,390     --
    Cameron
    Waterways.......          --            3,622            --      14,482        3,687        14,417       18,104     --
   Jacksonville,
   Florida:
    Cameron Lakes
    II..............          --            1,340            --      12,791        1,340        12,791       14,131      36
   Nashville,
   Tennessee:
    Cameron
    Overlook........          --            2,569            --      20,733        2,657        20,645       23,302      56
   Orlando, Florida:
    Cameron
    Promenade.......          --            1,176            --       4,172        1,176         4,172        5,348     --
    Wellington II...          --            1,055            --       3,416        1,060         3,411        4,471     --
   Raleigh, North
   Carolina:
    Cameron at
    Southpoint......          --            1,353            --       2,257        1,354         2,256        3,610     --
    Cameron Woods...          --            1,520            --       2,167        1,526         2,161        3,687     --
   Richmond,
   Virginia:
    Cameron at
    Virginia
    Center..........          --            1,662            --       9,884        1,671         9,875       11,546     --
    Cameron at
    Wyndham.........          --            2,038            --      16,999        2,052        16,985       19,037       7
    Cameron Crossing
    I & II..........          --            2,752            --      19,321        2,776        19,297       22,073      88
                             ----   -------------     ----------   --------   ----------   -----------  -----------    ----
    Total
    Communities
    Under
    Construction....         $--    $      45,933     $      --    $171,132   $   47,124   $   169,941  $   217,065    $303
                             ----   -------------     ----------   --------   ----------   -----------  -----------    ----
   Communities in
   Planning:
   Indianapolis,
   Indiana:
    Cameron at River
    Ridge...........          --            1,536            --         302        1,536           302        1,838     --
   Raleigh, North
   Carolina:
    Cameron Chase...          --            2,872            --         188        2,872           188        3,060     --
                              CON-
                            STRUCTION   YEAR
 MUTIFAMILY COMMUNITIESL      YEAR    ACQUIRED
-----------------------     --------- ---------
   Charlotte, North
   Carolina:
    Cameron
    Matthews........           --       1997
    Waterford Square
    II..............           -- (g)   1995
   Ft.
   Lauderdale/West
   Palm Beach,
   Florida:
    Cameron
    Gardens.........           --       1997
    Cameron Palms...           --       1997
    Cameron Park I..           --       1997
    Cameron
    Waterways.......           --       1996
   Jacksonville,
   Florida:
    Cameron Lakes
    II..............           -- (g)   1996
   Nashville,
   Tennessee:
    Cameron
    Overlook........           -- (g)   1996
   Orlando, Florida:
    Cameron
    Promenade.......           --       1997
    Wellington II...           --       1997
   Raleigh, North
   Carolina:
    Cameron at
    Southpoint......           --       1997
    Cameron Woods...           --       1997
   Richmond,
   Virginia:
    Cameron at
    Virginia
    Center..........           --       1997
    Cameron at
    Wyndham.........           -- (g)   1995
    Cameron Crossing
    I & II..........           -- (g)       (h)
    Total
    Communities
    Under
    Construction....
   Communities in
   Planning:
   Indianapolis,
   Indiana:
    Cameron at River
    Ridge...........           --       1997
   Raleigh, North
   Carolina:
    Cameron Chase...           --       1997

                                                     (see notes following table)

                           SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

      SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION--(CONTINUED)
                               DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                     COSTS    GROSS AMOUNT AT WHICH CARRIED AT
                                     INITIAL COST TO ATLANTIC     CAPITALIZED         DECEMBER 31, 1997
                                     -----------------------------SUBSEQUENT  ---------------------------------  ACCUMU-     CON-
                             ENCUM-               BUILDINGS AND       TO               BUILDINGS AND   TOTALS   LATED DE-  STRUCTION
 MUTIFAMILY COMMUNITIESL    BRANCES    LAND        IMPROVEMENTS   ACQUISITION   LAND   IMPROVEMENTS     (A)     PRECIATION   YEAR
-----------------------     -------- ------------ --------------------------- -------- ------------- ---------- ---------- ---------
   Washington, D.C.:
    Cameron at
    Governor's
    Green...........        $    --  $      5,185   $        --    $    626   $  5,210  $      601   $    5,811  $   --       --
                            -------- ------------   ------------   --------   --------  ----------   ----------  -------
    Total
    Communities in
    Planning........        $    --  $      9,593   $        --    $  1,116   $  9,618  $    1,091   $   10,709  $   --
                            -------- ------------   ------------   --------   --------  ----------   ----------  -------
   Land Held for
   Future
   Development:
   Birmingham,
   Alabama:
    Cameron at the
    Summit II.......        $    --  $      2,008   $        --    $    756   $  2,011  $      753   $    2,764  $   --       --
   Jacksonville,
   Florida:
    Cameron
    Timberlin Parc
    II..............             --         1,294            --         229      1,319         204        1,523      --       --
                            -------- ------------   ------------   --------   --------  ----------   ----------  -------
    Total Land Held
    for Future
    Development.....        $    --  $      3,302   $        --    $    985   $  3,330  $      957   $    4,287  $   --
                            -------- ------------   ------------   --------   --------  ----------   ----------  -------
    Totals..........        $170,525 $    212,999   $    750,287   $401,286   $219,577  $1,144,995   $1,364,572  $65,626
                            ======== ============   ============   ========   ========  ==========   ==========  =======
                              YEAR
 MUTIFAMILY COMMUNITIESL    ACQUIRED
-----------------------     --------
   Washington, D.C.:
    Cameron at
    Governor's
    Green...........          1997
    Total
    Communities in
    Planning........
   Land Held for
   Future
   Development:
   Birmingham,
   Alabama:
    Cameron at the
    Summit II.......          1996
   Jacksonville,
   Florida:
    Cameron
    Timberlin Parc
    II..............          1995
    Total Land Held
    for Future
    Development.....
    Totals..........

----
(a) For federal income tax purposes, ATLANTIC's aggregate cost of real estate at December 31, 1997 was $1,351,277,000.
(b) Pledged as additional collateral under credit enhancement agreement with the Federal National Mortgage Association.
(c) Phase I (108 units) was constructed in 1981 and Phase II (240 units) was constructed in 1983.
(d) Phase I (332 units) was constructed in 1983 and Phase II (312 units) was constructed in 1985.
(e) The land associated with this community is leased by ATLANTIC through the year 2058 under an agreement with the Metropolitan Nashville Airport Authority.
(f) The Federal National Mortgage Association credit enhancement agreement requires payments to be made to a principal reserve fund.
(g) This community is leasing completed units.
(h) 19.24 acres purchased in 1995; 9.86 acres purchased in 1996.

                           SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

                              NOTE TO SCHEDULE III

                               DECEMBER 31, 1997
                                 (IN THOUSANDS)

  As summary of activity for ATLANTIC's real estate, at cost and accumulated depreciation is as follows:

                REAL ESTATE                      1997        1996       1995
                -----------                   ----------  ----------  --------
Balances at January 1.......................  $1,157,235  $  888,928  $631,260
Acquisitions and renovation expenditures....      70,771     179,752   187,267
Development expenditures, including land
 acquisitions...............................     200,208     179,783   101,335
Recurring capital expenditures..............       2,857       2,783       --
Dispositions................................     (66,299)    (59,988)  (30,934)
Provision for possible loss on investments..        (200)     (2,500)      --
Sale of Homestead Assets....................         --      (31,523)      --
                                              ----------  ----------  --------
Balances at December 31.....................  $1,364,572  $1,157,235  $888,928
                                              ==========  ==========  ========
          ACCUMULATED DEPRECIATION               1997        1996       1995
          ------------------------            ----------  ----------  --------
Balances at January 1.......................  $   41,166  $   23,561  $  8,798
Depreciation for the year...................      26,963      20,824    15,925
Accumulated depreciation of real estate
 disposed of................................      (2,503)     (3,219)   (1,162)
                                              ----------  ----------  --------
Balances at December 31.....................  $   65,626  $   41,166  $ 23,561
                                              ==========  ==========  ========

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, THAT EACH OF SECURITY CAPITAL ATLANTIC INCORPORATED, A MARYLAND CORPORATION, AND THE UNDERSIGNED DIRECTORS AND OFFICERS OF SECURITY CAPITAL ATLANTIC INCORPORATED HEREBY CONSTITUTES AND APPOINTS CONSTANCE B. MOORE, WILLIAM KELL, JEFFREY A. KLOPF, MARK W. PEARSON AND EDWARD J. SCHNEIDMAN ITS, HER OR HIS TRUE AND LAWFUL ATTORNEYS-IN-FACT AND AGENTS, FOR IT, HER OR HIM AND IN ITS, HER OR HIS NAME, PLACE AND STEAD, IN ANY AND ALL CAPACITIES, WITH FULL POWER TO ACT ALONE, TO SIGN ANY AND ALL AMENDMENTS TO THIS REPORT, AND TO FILE EACH SUCH AMENDMENT TO THIS REPORT, WITH ALL EXHIBITS THERETO, AND ANY AND ALL DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, HEREBY GRANTING UNTO SAID ATTORNEYS-IN-FACT AND AGENTS, AND EACH OF THEM, FULL POWER AND AUTHORITY TO DO AND PERFORM ANY AND ALL ACTS AND THINGS REQUISITE AND NECESSARY TO BE DONE IN AND ABOUT THE PREMISES, AS FULLY AND TO ALL INTENTS AND PURPOSES AS IT, SHE OR HE MIGHT OR COULD DO IN PERSON, HEREBY RATIFYING AND CONFIRMING ALL THAT SAID ATTORNEYS-IN-FACT AND AGENTS, OR ANY OF THEM MAY LAWFULLY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

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

Date: March 19, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

              SIGNATURE                        TITLE                 DATE

       /s/ Constance B. Moore          Co-Chairman, Chief       March 19, 1998
-------------------------------------   Operating Officer
         CONSTANCE B. MOORE             and Director

         /s/ James C. Potts            Co-Chairman, Chief       March 19, 1998
-------------------------------------   Investment Officer
           JAMES C. POTTS               and Director

          /s/ William Kell             Senior Vice              March 19, 1998
-------------------------------------   President and
            WILLIAM KELL                Controller
                                        (Principal
                                        Financial Officer)

        /s/ Ann L. Schumacher          Vice President           March 19, 1998
-------------------------------------   (Principal
          ANN L. SCHUMACHER             Accounting Officer)

         /s/ M.A. Garcia III           Director                 March 19, 1998
-------------------------------------
           M.A. GARCIA III

          /s/ Ned S. Holmes            Director                 March 19, 1998
-------------------------------------
            NED S. HOLMES

         /s/ John M. Richman           Director                 March 19, 1998
-------------------------------------
           JOHN M. RICHMAN

                               INDEX TO EXHIBITS

  Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to rule 12b-32, are incorporated herein by reference.

 NUMBER                               DESCRIPTION
 ------                               -----------
 3.1    Second Amended and Restated Articles of Incorporation of ATLANTIC
        (incorporated by reference to Exhibit 4.1 to ATLANTIC's Form S-11
        Registration Statement (File No. 333-07071; (the "ATLANTIC S-11")))
 3.2    Articles of Amendment to Second Amended and Restated Articles of
        Incorporation of ATLANTIC (incorporated by reference to Exhibit 4.2 to the ATLANTIC S-11)
 3.3    Articles of Amendment to Second Amended and Restated Articles of
        Incorporation of ATLANTIC (incorporated by reference to Exhibit 4.3 to the ATLANTIC S-11)
 3.4    Articles Supplementary to Second Amended and Restated Articles of
        Incorporation of ATLANTIC relating to ATLANTIC's Series A Junior
        Participating Preferred Stock (incorporated by reference to Exhibit 4.4 to ATLANTIC's Form 10-K for the year ended December 31, 1996 (File No.
        1-12303, the "ATLANTIC 10-K"))
 3.5    Articles Supplementary to Second Amended and Restated Articles of
        Incorporation of ATLANTIC relating to ATLANTIC's Series A Cumulative
        Redeemable Preferred Stock (incorporated by reference to Exhibit 4.5 to
        ATLANTIC's Form S-11 Registration Statement (File No. 333-30749)
 3.6    Second Amended and Restated Bylaws of ATLANTIC (incorporated by reference to Exhibit 4.4 to the ATLANTIC S-11)
 4.1    Rights Agreement, dated as of March 22, 1996, between ATLANTIC and The
        First National Bank of Boston, as Rights Agent, including form of
        Rights Certificate (incorporated by reference to Exhibit 4.6 to the
        ATLANTIC S-11)
 4.2    Indenture, dated as of August 14, 1997, between ATLANTIC and State
        Street Bank and Trust Company, as Trustee (incorporated by reference to
        Exhibit 4.8 to ATLANTIC's Form S-11 Registration Statement (File No.
        333-30747))
 10.1   Transfer and Registration Rights Agreement, dated as of December 15,
        1995, among ATLANTIC and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the ATLANTIC S-11)
 10.2   Supplemental Registration Rights Agreement, dated as of December 15,
        1995, among ATLANTIC and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the ATLANTIC S-11)
 10.3   Amended and Restated Revolving Credit Agreement, dated as of November
        24, 1997, between ATLANTIC and Morgan Guaranty Trust Company of New
        York, as agent bank, including form of Revolving Credit Note
 10.4   Form of Indemnification Agreement entered into between ATLANTIC and each of its Directors (incorporated by reference to Exhibit 10.6 to the
        ATLANTIC S-11)
 10.5   Security Capital Atlantic Incorporated Share Option Plan for Outside
        Directors (incorporated by reference to Exhibit 10.7 to the ATLANTIC S-
        11)
 10.6   First Amendment to Security Capital Atlantic Incorporated Share Option
        Plan for Outside Directors (incorporated by reference to Exhibit 10.8 to the ATLANTIC S-11)
 10.7   Security Capital Atlantic Incorporated 1997 Long-Term Incentive Plan
        (incorporated by reference to Annex II to Security Capital's Form S-11
        Registration Statement (File No. 333-26263))

 NUMBER                               DESCRIPTION
 ------                               -----------
 10.8   Consolidated Amended and Restated Promissory Note, dated as of May 28,
        1996, by Atlantic Homestead Village Incorporated in favor of ATLANTIC
        (incorporated by reference to Exhibit 4.6 to Homestead Village
        Incorporated's Form S-4 Registration Statement (File No. 333-4455; (the
        "Homestead S-4")))
 10.9   Amended and Restated Promissory Note, dated as of May 28, 1996, by
        Atlantic Homestead Village Limited Partnership in favor of ATLANTIC
        (incorporated by reference to Exhibit 4.7 to the Homestead S-4)
 10.10  Protection of Business Agreement, dated as of October 17, 1996, among
        ATLANTIC, PTR, Security Capital and Homestead (incorporated by reference to Exhibit 10.11 to the ATLANTIC 10-K)
 10.11  Investor and Registration Rights Agreement, dated as of October 17,
        1996, between Homestead and ATLANTIC (incorporated by reference to
        Exhibit 10.12 to the ATLANTIC 10-K)
 10.12  Funding Commitment Agreement, dated as of October 17, 1996, between
        Homestead and ATLANTIC (incorporated by reference to Exhibit 10.13 to the ATLANTIC 10-K)
 10.13  Amended and Restated Investor Agreement, dated as of September 9, 1997, between ATLANTIC and Security Capital (incorporated by reference to
        Exhibit 10.1 to Security Capital's Form 10-Q for the quarter ended
        September 30, 1997 (File No. 1-13355))
 10.14  Administrative Services Agreement, dated as of September 9, 1997, between ATLANTIC and SC Group Incorporated (incorporated by reference to Exhibit 10.4 to Security Capital's Form 10-Q for the quarter ended
        September 30, 1997 (File No. 1-13355))
 12.1   Computation of Ratio of Earnings to Fixed Charges
 12.2   Computation of Ratio of Earnings to Combined Fixed Charges and
        Preferred Stock Dividends
 21     Subsidiaries of ATLANTIC
 23     Consent of Ernst & Young LLP
 24     Power of Attorney pursuant to which amendments to this report may be filed (included at page 82)
 27     Financial Data Schedule