Form 10-Q
period 1998-05-14
SECURITY CAPITAL ATLANTIC INC
filed 1998-05-15
CIK 924664

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM _____ TO _____

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.
                                Yes __X_ No _____

     The number of shares outstanding of the Registrant's common stock as of May 11, 1998 was: 47,752,052

                            SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

                                      INDEX

                                                                                                                 PAGE
                                                                                                                 NUMBER
                                                                                                                 ======
PART I.       Condensed Financial Information

  Item 1.     Financial Statements
              Condensed Balance Sheets--March 31, 1998 (unaudited) and December 31, 1997......................      3
              Condensed Statements of Earnings--Three months ended March 31, 1998 and 1997
              (unaudited).....................................................................................      4
              Condensed Statement of Shareholders' Equity--Three months ended March 31, 1998
              (unaudited).....................................................................................      5
              Condensed Statements of Cash Flows--Three months ended March 31, 1998 and 1997
              (unaudited).....................................................................................      6
              Notes to Condensed Financial Statements.........................................................      7
              Independent Accountant's Review Report..........................................................     15

  Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
              Operations......................................................................................     16

PART II.      Other Information

  Item 4.     Submission of Matters to Vote of Securities Holders.............................................     29

  Item 6.     Exhibits and Reports on Form 8-K................................................................     29

                            SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

                            CONDENSED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                  MARCH 31,           DECEMBER 31,
                                                                                    1998                  1997
                                                                              ------------------    ------------------
                                   ASSETS                                        (Unaudited)
                                   ------
Real estate................................................................   $      1,426,931      $      1,364,572

Less accumulated depreciation..............................................             73,396                65,626
                                                                              ------------------    ------------------
                                                                                     1,353,535             1,298,946
Homestead Convertible Mortgages............................................            122,990               122,482
                                                                              ------------------    ------------------
   Net investments.........................................................          1,476,525             1,421,428
Cash and cash equivalents..................................................              3,247                 1,273
Other assets...............................................................             21,965                18,710
                                                                              ------------------    ------------------
         Total assets......................................................   $      1,501,737      $      1,441,411
                                                                              ==================    ==================

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Liabilities:
     Short-term borrowings.................................................   $        233,088      $        164,743

     Notes payable.........................................................            150,000               150,000
     Mortgages payable.....................................................            163,782               170,525
     Distributions payable.................................................               --                  19,104
     Accounts payable......................................................             24,456                22,774
     Accrued expenses and other liabilities................................             23,688                23,284
                                                                              ------------------    ------------------
         Total liabilities.................................................            595,014               550,430
                                                                              ------------------    ------------------
Shareholders' equity (250,000,000 total shares authorized):
     Series A Preferred Shares (2,000,000 shares issued and outstanding at
      March 31, 1998 and December 31,1997; stated liquidation preference
        of $25 per share)..................................................             50,000                50,000
     Common Shares (47,760,965 issued and outstanding at March 31,
      1998 and 47,760,580 issued and outstanding at December 31, 1997).....                478                   478
     Additional paid-in capital............................................            904,641               904,668
     Employee stock purchase notes ........................................            (12,290)              (12,347)
     Unrealized gains on Homestead Convertible Mortgages...................             17,322                16,707
     Distributions in excess of net earnings...............................            (53,428)              (68,525)
                                                                              ------------------    ------------------
         Total shareholders' equity........................................            906,723               890,981
                                                                              ------------------    ------------------
         Total liabilities and shareholders' equity........................   $      1,501,737      $      1,441,411
                                                                              ==================    ==================














         See accompanying notes to the condensed financial statements.

                            SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

                        CONDENSED STATEMENTS OF EARNINGS

                                   (UNAUDITED)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                              THREE MONTHS ENDED MARCH 31,
                                                                          -------------------------------------
                                                                               1998                 1997
                                                                          ----------------    -----------------
Revenues:
     Rental income.....................................................   $       46,148      $        39,715

     Homestead Convertible Mortgages interest income...................            2,109                  185
     Other interest income.............................................              168                   57
                                                                          ----------------    -----------------
                                                                                  48,425               39,957
                                                                          ----------------    -----------------
Expenses:
     Rental expenses:
         Paid to affiliate.............................................              404                1,280
         Paid to third parties.........................................           11,980               10,206
     Real estate taxes.................................................            4,600                3,849
     Depreciation......................................................            7,798                6,132
     Interest..........................................................            5,909                4,761
     REIT management fee paid to affiliate.............................              --                 3,029
     General and administrative expenses:
         Paid to affiliate.............................................              214                  --
         Paid to third parties.........................................            1,210                  265
     Provision for possible loss on investments........................              --                   200
     Other.............................................................               16                   57
                                                                          ----------------    -----------------
                                                                                  32,131               29,779
                                                                          ----------------    -----------------
Earnings before extraordinary item.....................................           16,294               10,178
     Extraordinary item-costs related to early extinguishment of debt..              119                  --
                                                                          ----------------    -----------------
Net earnings...........................................................           16,175               10,178
     Less preferred share dividends....................................            1,078                  --
                                                                          ----------------    -----------------
Net earnings attributable to Common Shares.............................   $       15,097      $        10,178
                                                                          ================    =================

Per Common Share amounts:
     Basic and diluted earnings before extraordinary item..............   $         0.32      $          0.27
                                                                          ================    =================
     Basic and diluted net earnings attributable to Common Shares......   $         0.32      $          0.27
                                                                          ================    =================
     Basic and diluted weighted-average Common Shares outstanding......           47,751               37,892
                                                                          ================    =================
     Distributions paid................................................   $         0.40      $          0.39
                                                                          ================    =================













      See accompanying notes are to the condensed financial statements.

                            SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31,1998

                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                          SHARES, $0.01 PAR VALUE
                                        -----------------------------
                                           SERIES A
                                           PREFERRED                                       UNREALIZED
                                            SHARES                              EMPLOYEE    GAINS ON        DISTRIBUTIONS
                                         AT AGGREGATE   COMMON      ADDITIONAL   STOCK      HOMESTEAD       IN EXCESS
                                         LIQUIDATION   SHARES AT     PAID-IN    PURCHASE   CONVERTIBLE        OF NET
                                         PREFERENCE    PAR VALUE     CAPITAL     NOTES      MORTGAGES        EARNINGS      TOTAL
                                        -------------- ----------  ----------- ---------- --------------  -------------  ----------
Balances at December 31, 1997.......... $     50,000   $     478   $   904,668 $ (12,347) $     16,707    $    (68,525)  $ $890,981
                                                                                                                         -----------
Net earnings...........................         --          --            --        --            --            16,175       16,175
Preferred share dividends paid.........         --          --            --        --            --            (1,078)      (1,078)
Other comprehensive income - change in
 unrealized holding gains on Homestead
 Convertible Mortgages.................         --          --            --        --             615            --            615
                                                                                                                          ----------
Comprehensive income attributable to
 Common Shares ........................                                                                                      15,712
                                                                                                                          ----------
Common Shares repurchased under
 employee stock purchase plan, net of
 issuances.............................         --          --             (17)       12          --               --            (5)
Principal  payments on employee stock
 purchase notes........................         --          --            --          45          --               --            45
Other..................................         --          --             (10)     --            --               --           (10)
                                        -------------- ----------  ----------- ---------  --------------    ------------- ----------
Balances at March 31, 1998............. $     50,000   $     478   $   904,641 $ (12,290) $      17,322     $    (53,428)  $ 906,723
                                        ============== ==========  =========== ========== ==============    ============= ==========










           See accompanying notes are to the condensed financial statements.

                            SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)



                                                                                THREE MONTHS ENDED MARCH 31,
                                                                            -------------------------------------
                                                                                 1998                 1997
                                                                            ----------------    -----------------
Operating activities:
     Net earnings.......................................................    $       16,175      $        10,178
     Adjustments to reconcile net earnings to net cash flow
      provided by operating activities:
         Depreciation and amortization..................................             7,925                6,205
         Early extinguishment of debt...................................               119                 --
         Provision for possible loss on investments.....................              --                    200
         Decrease in accounts payable...................................            (1,565)              (2,056)
         Increase in accrued expenses and other liabilities.............               516                2,884
         Increase in other assets.......................................            (3,524)                (498)
                                                                            ----------------    -----------------
           Net cash flow provided by operating activities...............            19,646               16,913
                                                                            ----------------    -----------------

Investing activities:
     Real estate investments............................................           (59,111)             (51,026)
     Tax-deferred exchange proceeds held in escrow......................              --                  1,672
     Funding of Homestead Convertible Mortgages.........................              --                (20,000)
                                                                            ----------------    -----------------
           Net cash flow used by investing activities...................           (59,111)             (69,354)
                                                                            ----------------    -----------------

Financing activities:
     Proceeds from short-term borrowings................................           501,062               75,000
     Repayments of short-term borrowings................................          (432,717)              (7,750)
     Distributions paid on Common Shares................................           (19,104)             (14,778)
     Dividends paid on preferred shares.................................            (1,078)                --
     Transaction costs incurred.........................................               (21)                 (45)
     Regularly scheduled mortgage principal payments....................              (481)                (372)
     Early extinguishment of mortgage debt..............................            (6,262)                --
     Principal payments on employee stock purchase notes................                45                 --
     Common Shares repurchased under employee stock purchase plan,
       net of issuances.................................................                (5)                --
                                                                            ----------------    -----------------
           Net cash flow provided by financing activities...............            41,439               52,055
                                                                            ----------------    -----------------
Net increase (decrease) in cash and cash equivalents....................             1,974                 (386)
Cash and cash equivalents, beginning of period..........................             1,273                4,339
                                                                            ----------------    -----------------
Cash and cash equivalents, end of period................................    $        3,247      $         3,953
                                                                            ================    =================
Non-cash investing and financing activities:
    Change in the unrealized gains on Homestead Convertible
     Mortgages..........................................................    $          615      $         5,900
    Common Shares repurchased under employee stock purchase plan,
     net of issuances...................................................                12                 --




              See accompanying notes to thecondensed financial statements.

                            SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (UNAUDITED)

NOTE 1        GENERAL

     The financial statements of Security Capital Atlantic Incorporated ("ATLANTIC") as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While management of ATLANTIC believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in ATLANTIC's 1997 Annual Report on Form 10-K.

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements  contain  all  adjustments,   consisting  only  of  normal  recurring
adjustments, necessary for a fair presentation of ATLANTIC's financial statements for the interim periods presented. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the entire year.

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

    Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

NOTE 2        PROPOSED MERGER TRANSACTION

     On April 2, 1998, ATLANTIC announced a proposed merger in which ATLANTIC would be merged with and into Security Capital Pacific Trust ("PTR") (NYSE:PTR), a multifamily real estate investment trust ("REIT") currently operating primarily in the western United States (the "PTR Merger"). The combined company will operate under the name Archstone Communities Trust ("ARCHSTONE"). The merger agreement with PTR (the "Merger Agreement") was executed on April 1, 1998 and provides that each issued and outstanding share of ATLANTIC common stock, par value $0.01 per share ("Common Shares"), will be converted into the right to receive one share of PTR common stock and each issued and outstanding share of ATLANTIC Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Shares") will be converted into the right to receive one share of a new class of PTR Series C preferred stock. Additionally, the Merger Agreement provides for PTR to assume all of ATLANTIC's outstanding debt and other liabilities. The PTR Merger has been structured as a tax-free merger and will be accounted for under the purchase method.

     ATLANTIC's Board of Directors (the "Board") approved the PTR Merger based upon the recommendation of a special committee comprised of the independent members of the Board. The recommendation of this special committee was in part based upon an opinion obtained from a financial advisor engaged to review the fairness of the consideration to be received by ATLANTIC's shareholders, other than Security Capital Group Incorporated ("Security Capital"), ATLANTIC's principal shareholder, from a financial point of view. The PTR Merger, which is expected to be consummated by August 1998, is subject to the approval of a majority of ATLANTIC's shareholders, the approval of two-thirds of PTR's shareholders and certain other conditions. ATLANTIC and PTR filed a joint proxy statement with the Securities and Exchange Commission on April 28, 1998 related to the PTR Merger which has not yet been declared effective.

     Security Capital owns approximately 49.9% of the Common Shares and 33.0% of the outstanding shares of PTR common stock and has agreed to vote all of its shares in favor of the PTR Merger, subject to certain conditions. After the PTR Merger is consummated, Security Capital would own approximately 38.7% of ARCHSTONE's common shares and would be ARCHSTONE's largest shareholder.

                            SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

              NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)


     The Merger Agreement provides that ARCHSTONE's common share distribution will be initially set at an annualized level $1.42 per share.

NOTE 3        REAL ESTATE

   INVESTMENT IN REAL ESTATE

     ATLANTIC's real estate, which consists entirely of multifamily communities, at cost, was as follows (dollar amounts in thousands):

                                                         MARCH 31, 1998                            DECEMBER 31, 1997
                                               ------------------------------------       ------------------------------------
                                                 INVESTMENT             UNITS              INVESTMENT             UNITS
                                               ---------------      ---------------      ---------------      ---------------
Operating communities.......................   $  1,164,377               22,181         $  1,132,511               21,693

Communities under construction..............        242,910 (1)            5,567 (1)          217,065                5,847
Communities in planning(2):
         Owned..............................         18,780 (3)            1,772 (4)           10,709 (3)              928 (4)
         Under control......................           --   (5)            2,584 (4)             --   (5)            1,864 (4)
                                               ---------------      ---------------      ---------------      ---------------
                                                     18,780                4,356               10,709                2,792
Land held for future development(6).........            864                 --                  4,287                 --
                                               ---------------      ---------------      ---------------      ---------------
               Total........................    $ 1,426,931 (7)           32,104         $  1,364,572 (7)         30,332
                                               ===============      ===============      ===============      ===============

--------
(1) At March 31, 1998 includes communities which were leasing completed units of $149.1 million (2,555 units) and communities with no completed units of $93.8 million (3,012 units). Unfunded commitments for all communities under construction were $122.4 million at March 31, 1998 which will result in a total completed construction cost of $365.3 million.
(2) The term "in planning" means that construction is anticipated to commence within 12 months. The term "under control" means that ATLANTIC has an exclusive right (through a contingent contract or letter of intent) during a contractually agreed-upon time period to acquire land for future development of multifamily communities, but does not currently own the land. There can be no assurance that such land will be acquired.
(3)  Costs  for  owned   communities  in  planning  are   primarily   for   land
     acquisitions.
(4) Unit information is based on management's estimates and is unreviewed and unaudited.
(5)  ATLANTIC's  investment  at   March 31, 1998  and  December  31,  1997   in
     communities in planning and under control for future development was $2.0 million and $1.8 million, respectively. These amounts are classified as other assets.
(6)  Construction is not anticipated to commence within 12 months.
(7) Communities located in Atlanta, Georgia aggregated 28.0% and 28.5% at March 31, 1998 and December 31, 1997, respectively, of ATLANTIC's real estate, at cost.

   The change in real estate, at cost, for the three months ended March 31, 1998 consisted of the following (in thousands):

                     Balance at January 1, 1998...................................    $ 1,364,572
                     Acquisitions and renovation expenditures.....................         12,595
                     Development expenditures, including land acquisitions........         49,174
                     Recurring capital expenditures...............................            590
                                                                                      --------------
                     Balance at March 31, 1998....................................    $ 1,426,931
                                                                                      ==============

                            SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

              NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

   PARTNERSHIP AGREEMENT

     On May 1, 1998, ATLANTIC acquired a controlling general partnership interest in Atlantic Multifamily Limited Partnership-I ("Partnership-I"). Also on May 1, 1998, Partnership-I acquired six operating communities aggregating 1,494 units. Partnership-I has three additional operating communities, aggregating 890 units, under contract. Two of these communities are expected to be acquired in July 1998 with the remaining community scheduled for acquisition in January 1999.

     Upon completion of the three additional acquisitions, Partnership-I will own nine communities with a total investment of approximately $161.9 million. ATLANTIC will have a 71% general partnership interest in Partnership-I based upon its anticipated total cash investment of approximately $115.0 million. The communities acquired by Partnership-I are not encumbered by debt.

     ATLANTIC is the sole general partner of Partnership-I, which is organized as a Delaware limited partnership. Under the terms of the partnership agreement, ATLANTIC has sole management power over the partnership. Should a community owned by Partnership-I be sold, ATLANTIC has agreed to utilize tax-deferred exchanges in order to mitigate the tax consequences to the limited partners. At any time after one year from the contribution date, the limited partners in Partnership-I are entitled to exchange their partnership units for Common Shares on the basis of one partnership unit for one Common Share. Limited partners are entitled to receive preferential, cumulative quarterly distributions equal to the quarterly distribution in respect of Common Shares. ATLANTIC is entitled to all cash flow in excess of the preferential return.

NOTE 4        HOMESTEAD CONVERTIBLE MORTGAGES

   GENERAL

     ATLANTIC entered into a funding commitment agreement (the "Funding Agreement") to provide secured financing to Homestead Village Incorporated ("Homestead") for purposes of completing the development and construction of the Homestead Village(R) properties sold by ATLANTIC to Homestead in October 1996. As of April 30, 1998, ATLANTIC had received $98.0 million of convertible mortgage notes from Homestead ("Homestead Convertible Mortgages") in exchange for full funding of $111.1 million under the Funding Agreement. The individual Homestead Village(R) properties serve as collateral individually and in the aggregate under cross-collateral provisions.

     The Homestead Convertible Mortgages:

         (i) bear interest at 9.0% per annum which is due in interest only payments on a semi-annual basis,
         (ii) are convertible at ATLANTIC's option into one share of Homestead common stock for every $11.50 of principal outstanding (approximately 8.5 million shares),
         (iii)  are not callable until 2001, and
         (iv)   mature in October 2006.

                            SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

              NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

   CARRYING VALUE

     At March 31, 1998, ATLANTIC held Homestead Convertible Mortgages with a face amount of $93.5 million, as a result of funding $106.0 million of its commitment to Homestead. ATLANTIC funded the remaining $5.1 million commitment under the Funding Agreement in April 1998. The difference between the face amount and the amount funded has been recorded as an original issue premium that is being amortized over the term of the Homestead Convertible Mortgages. The value attributed to the conversion feature of the Homestead Convertible Mortgages issued, approximately $6.9 million, is recognized along with an offsetting discount (deferred credit) in the Homestead Convertible Mortgages' balance. This deferred credit is being amortized over the term of the Homestead Convertible Mortgages. Furthermore, the carrying value of the Homestead Convertible Mortgages has been adjusted to fair value (a total adjustment of $17.3 million at March 31, 1998). For the three months ended March 31, 1998, an adjustment to the fair value of $0.6 million was recognized. The adjustment is reflected as an unrealized gain and a component of comprehensive income in the statement of shareholders' equity. The amount of the fair value adjustment is based upon the conversion value of the Homestead Convertible Mortgages and was calculated using the closing price of Homestead common stock on March 31, 1998 of $15.125 per share.

     At March 31, 1998 the carrying value of the Homestead Convertible Mortgages consisted of the following components (in thousands):

                     Face amount...............................................   $   93,513
                     Original issue premium....................................       12,487
                                                                                  ------------
                     Amount funded.............................................      106,000
                     Amortization of original issue premium....................         (701)
                     Initial value of conversion feature.......................        6,587
                     Unamortized discount on conversion feature................       (6,218)
                     Fair value adjustment.....................................       17,322
                                                                                  ------------
                     Carrying value (fair value)...............................    $ 122,990
                                                                                  ============


NOTE 5        BORROWINGS

   SHORT-TERM BORROWINGS

     ATLANTIC has a $350 million unsecured line of credit with Morgan Guaranty Trust Company of New York ("MGT"), as agent for a group of lenders. Borrowings on this unsecured line of credit bear interest at prime or, at ATLANTIC's option, LIBOR plus 0.75%. Under a competitive bid option contained in the line of credit agreement, ATLANTIC may be able to borrow at a lower interest rate spread over LIBOR, depending on market conditions. This option is available on up to $175 million of borrowings. ATLANTIC pays an annual facility fee of 0.15% on the total line of credit available of $350 million. The line of credit matures November 1999 and may be extended for one year with the approval of MGT and the other participating lenders. At March 31, 1998, there were $187.0 million of borrowings outstanding under this line of credit.

     All debt incurrences under this unsecured line of credit are subject to certain covenants. Specifically, distributions for the preceding four quarters may not exceed 95% of ATLANTIC's funds from operations (as defined in the line of credit agreement) for the preceding four quarters. ATLANTIC was in compliance with all such covenants at March 31, 1998.

     In January 1998, ATLANTIC entered into a $50 million unsecured borrowing agreement with Chase Bank of Texas, N.A. (which replaced a $25 million agreement that was entered into in June 1997). This loan, which allows for same day borrowings and more efficient cash management, matures in January 1999 and bears interest at an overnight rate that depends on the availability of funds at the time the borrowing is made. The interest rate on these borrowings during 1998 ranged from 6.25% to 7.38% with a weighted-average daily interest rate of 6.50%. At March 31, 1998, there were $46.1 million of borrowings outstanding under this agreement.

                            SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

              NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

     A summary of ATLANTIC's short-term borrowings is as follows (dollar amounts in thousands):


                                                                        THREE MONTHS
                                                                           ENDED                 YEAR ENDED
                                                                       MARCH 31, 1998         DECEMBER 31, 1997
                                                                     -------------------    ----------------------

       Total borrowing capacity....................................  $     400,000          $        375,000
       Borrowings at end of period.................................        233,088                   164,743
       Weighted-average daily borrowings...........................        186,153                   207,672
       Maximum borrowings outstanding at any month-end.............        233,088                   295,250
       Weighted-average daily interest rate........................           6.68%                     7.20%
       Weighted-average interest rate at end of period.............           6.63%                     7.41%


   NOTES PAYABLE

     ATLANTIC had notes payable outstanding at March 31, 1998 as follows (in thousands):


                 7.25%  Senior  Unsecured  Notes,  issued  August 20, 1997 in an original  principal amount of $100,000.  Interest is payable on
                 February  15 and August 15 of each year.  The notes are payable in eight consecutive annual  installments  ranging from $10,000 to $15,000  commencing August 15, 2002 and mature on August 15,
                 2009
                                                                                                    $100,000

                 7.86%  Senior  Unsecured  Notes,  issued  August 20, 1997 in an original  principal  amount of $50,000.  Interest is payable on
                 February  15 and August 15 of each year.  The notes are payable in five consecutive annual installments of $10,000 commencing
                 August 15, 2013 and mature on August 15, 2017...................                     50,000
                                                                                                    --------

                          Total..................................................                   $150,000
                                                                                                   =========

     ATLANTIC's notes payable have an average effective interest rate, including issuance costs, of 7.66%. The foregoing notes are governed by the terms and provisions of an indenture (the "Indenture") between ATLANTIC and State Street Bank and Trust Company, as trustee. All of the foregoing notes are redeemable at any time at the option of ATLANTIC. Additionally, the Indenture places limitations on the amount of additional debt that ATLANTIC may incur and contains certain covenants. ATLANTIC was in compliance with all such covenants contained in the Indenture at March 31, 1998.

                            SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

              NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

MORTGAGES PAYABLE

     Mortgages payable consisted of the following at March 31, 1998 (dollar amounts in thousands):

                                                   STATED                             PERIODIC
                                                  INTEREST       MATURITY              PAYMENT          PRINCIPAL
                 COMMUNITY                          RATE           DATE                 DATE             BALANCE
--------------------------------------------     -----------    -----------        ----------------    ------------
Conventional fixed rate:
     Cameron Ridge..........................         7.000%       09/10/98  (1)         Fully                    $
                                                                                     amortizing             5,633
     Country Place Village I................         7.750%       11/01/00               (2)                1,958
     Cameron Hidden Harbor..................         7.930%       05/12/01               (3)                5,464
     Country Oaks...........................         7.655%       07/01/02               (4)                5,857
     Cameron at Hickory Grove...............         8.000%       07/10/03               (5)                5,914
     Shadowbluff............................         8.050%       12/01/05               (6)                5,490
     Cameron Palm Harbor....................         8.040%       11/01/06               (7)                5,241
     Cameron on the Cahaba II...............         7.125%       03/01/29              Fully               7,937
                                                                                     amortizing
                                                                                                       ------------
                                                                                                           43,494
                                                                                                       ------------
Tax  exempt  fixed  rate or  variable  rate
subject to swap agreements (8):
     Cameron Station........................         6.000%       05/01/07          Interest only          14,500
     Azalea Park............................           (9)        06/01/25          Interest only          15,500
     Cameron Brook..........................           (9)        06/01/25          Interest only          19,500
     Cameron Cove...........................           (9)        06/01/25          Interest only           8,500
     Clairmont Crest........................           (9)        06/01/25          Interest only          11,600
     Forestwood.............................           (9)        06/01/25          Interest only          11,485
     Foxbridge on the Bay...................           (9)        06/01/25          Interest only          10,400
     The Greens.............................           (9)        06/01/25          Interest only          10,400
     Parrot's Landing I.....................           (9)        06/01/25          Interest only          15,835
     WintersCreek...........................           (9)        06/01/25          Interest only           5,000

     Less amounts held in principal
       reserve fund (10)....................                                                               (2,432)
                                                                                                       ------------
                                                                                                          120,288
                                                                                                       ------------
                                                                                                       $  163,782
     Total annual weighted-average interest                                                            ============
       rate (11)............................                                                                 7.06%
                                                                                                       ============

------
(1) This loan is callable at the option of the mortgage lender on September 10, 1998 and at subsequent five-year intervals through September 10, 2013.
(2) Interest and principal payments due monthly; balloon payment of $1,849,000 due at maturity.
(3) Interest and principal payments due monthly; balloon payment of $4,869,000 due at maturity.
(4) Interest and principal payments due monthly; balloon payment of $5,539,000 due at maturity.
(5) Interest and principal payments due monthly; balloon payment of $5,556,000 due at maturity.
(6) Interest and principal payments due monthly; balloon payment of $4,926,000 due at maturity.
(7) Interest and principal payments due monthly; balloon payment of $4,661,000 due at maturity.
(8) These communities, in addition to others, are held by Security Capital Atlantic Multifamily Incorporated, a wholly owned subsidiary of ATLANTIC. Security Capital Atlantic Multifamily Incorporated is a legal entity that is separate and distinct from ATLANTIC with separate assets and liabilities and business operations.
(9) Interest rate is fixed through swap agreements executed in conjunction with the credit enhancement agreement with the Federal National Mortgage Association ("FNMA"). The swap agreements are discussed in Note 8.
(10) ATLANTIC has a 30-year credit enhancement agreement with FNMA related to the underlying tax-exempt bond issues. This credit enhancement agreement requires ATLANTIC to make monthly payments into a principal reserve account based on a 30-year amortization.
(11) This rate includes annual fees associated with the mortgage agreements, swap agreements and the credit enhancement agreement and amortization of capitalized costs associated with the mortgage agreements and the credit enhancement agreement. See Note 8.
                                       12

                            SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

              NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

     Real estate with an aggregate undepreciated cost at March 31, 1998 of $70.7 million and $206.1 million serves as collateral for the conventional mortgages payable and the tax-exempt mortgages payable, respectively. Additionally, ATLANTIC has a letter of credit in the amount of $2.5 million that serves as additional collateral for the tax-exempt mortgages payable.

     The change in mortgages payable for the three months ended March 31, 1998 consisted of the following (in thousands):

             Balance at January 1, 1998..........................   $  170,525
             Regularly scheduled principal payments..............         (481)
             Early extinguishment of mortgage debt...............       (6,262)
                                                                   -------------
             Balance at March 31, 1998...........................   $  163,782
                                                                   =============

     ATLANTIC was in compliance with all covenants contained in the mortgage agreements at March 31, 1998.

   INTEREST EXPENSE

     For the three months ended March 31, 1998 and 1997, the total interest paid in cash on all outstanding debt was $11.3 million and $7.5 million, respectively. For the three months ended March 31, 1998 and 1997, interest capitalized as part of the cost of real estate projects under development was $3.1 million and $2.6 million, respectively.

     Amortization of loan costs, which is included in interest expense, was $0.1 million in each of the three months ended March 31, 1998 and 1997.

NOTE 6        DISTRIBUTIONS AND DIVIDENDS

     ATLANTIC paid a quarterly cash distribution of $0.40 per Common Share for the first quarter of 1998 on February 26, 1998 to holders of record of Common Shares on February 12, 1998. On April 29, 1998, the Board declared a distribution of $0.40 per Common Share payable on May 27, 1998 of holders of record of Common Shares on May 13, 1998.

     ATLANTIC paid a dividend of $0.539 per share on its Series A Preferred Shares on March 31, 1998. Pursuant to the terms of the preferred shares, ATLANTIC is restricted from declaring or paying any distribution with respect to Common Shares unless all cumulative dividends with respect to the Series A Preferred Shares have been paid and sufficient funds have been set aside for Series A Preferred Share dividends that have been declared.

NOTE 7        INTERNALIZATION OF MANAGEMENT TRANSACTION

     ATLANTIC acquired the operations and business of Security Capital (Atlantic) Incorporated (the "REIT Manager") and SCG Realty Services Atlantic Incorporated (the "Property Manager") on September 9, 1997 from Security Capital, ATLANTIC's principal shareholder, in exchange for 2,306,591 Common Shares.

     Concurrent with this transaction, ATLANTIC terminated its REIT management agreement with the REIT Manager and its property management agreement, covering approximately 97% of ATLANTIC's operating communities, with the Property Manager. Consequently, ATLANTIC has not incurred the costs associated with these agreements in 1998. However, for the three months ended March 31, 1998, ATLANTIC did incur certain of the operating costs of the businesses acquired, primarily the personnel costs associated with the employees of the REIT Manager and the Property Manager who are now employees of ATLANTIC. Also, ATLANTIC purchased certain administrative services from Security Capital under an Administrative Services Agreement ("ASA"). The fees payable under the ASA are equal to Security Capital's direct cost plus an overhead factor of 20%. ATLANTIC incurred $0.7 million under the ASA for the three months ended March 31, 1998. For the year ended December 31, 1998, ATLANTIC's costs under the ASA cannot exceed $3.7 million, but may be less than that amount as any cost savings will accrue to ATLANTIC.
                                       13

                            SECURITY CAPITAL ATLANTIC
                                  INCORPORATED

              NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

     Costs related to the management function, including charges under the ASA, incurred subsequent to September 9, 1997 are collectively referred to as
"management costs". Management costs related to property operations are reflected as rental expenses in arriving at net operating income. Certain qualifying management costs related to the acquisition and development of multifamily communities have been capitalized ($1.5 million for the three months ended March 31, 1998). Management costs that have not been capitalized and are not classified as rental expenses are reflected as general and administrative expenses. On April 1, 1998 ATLANTIC adopted a new accounting rule and will no longer capitalize internal management costs incurred related to the acquisition of operating communities. The new rule is not expected to have a material impact on ATLANTIC's financial position or results of operations.

NOTE 8        FINANCIAL INSTRUMENTS

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

     The following table summarizes the activity in interest rate contracts and interest rate swap agreements for the three months ended March 31, 1998 (in millions):


                                                                         INTEREST RATE SWAP AGREEMENTS
                                                                     ---------------------------------------
                                                   INTEREST
                                                  RATE FUTURE           TAX-EXEMPT            SHORT-TERM
                                                 CONTRACTS (1)       BOND ISSUES (2)        BORROWINGS (3)
                                                 --------------      -----------------     -----------------
Notional amounts at January 1, 1998..........    $    100.0          $         106.3       $      100.0
New contracts................................          --                       --                 --
Matured contracts............................          --                       --               (100.0)
Contractual reductions.......................          --                       (0.2)              --
                                                 --------------      ----------------      -----------------
Notional amounts at March 31, 1998...........    $    100.0 (1)      $         106.1       $       --
                                                 ==============      =================     =================

--------
(1) Includes a contract entered into in anticipation of a 1998 long-term debt offering that provided for an interest rate of 6.309%. ATLANTIC realized a loss of approximately $6.0 million on this contract when it expired on April 17, 1998. ATLANTIC does not intend to complete the long-term debt offering in light of the proposed PTR Merger. Accordingly, this loss will be expensed.
(2) ATLANTIC pays interest on the notional amount at an all-in, fixed rate of 6.64%. ATLANTIC paid $0.5 million more in interest than it received under these swap agreements in each of the three month periods ended March 31, 1998 and 1997.
(3) This one-year agreement expired on February 5, 1998. A similar swap agreement on $100 million of borrowings was in effect for the period February 5, 1996 to February 4, 1997. ATLANTIC paid $19,000 and $77,000 more in interest than it received under these swap agreements during the three months ended March 31, 1998 and 1997, respectively.

Board of Directors and Shareholders
SECURITY CAPITAL ATLANTIC INCORPORATED

     We have reviewed the accompanying condensed balance sheet of Security Capital Atlantic Incorporated as of March 31, 1998 and the related condensed statements of earnings and cash flows for the three months ended March 31, 1998 and 1997, and the condensed statements of shareholders' equity for the three months ended March 31, 1998. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial statements consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Security Capital Atlantic Incorporated as of December 31, 1997 and the related statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 27, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                          Ernst & Young LLP

Dallas, Texas
May 1, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with ATLANTIC's condensed financial statements and the notes thereto included in Item 1 of this report. See ATLANTIC's 1997 Annual Report on Form 10-K for a discussion of various risk factors associated with forward looking statements made in this document.

OVERVIEW

     ATLANTIC's results of operations, financial position and liquidity have been influenced by its operations of and investments in real estate, which consist entirely of multifamily communities. Detailed information about ATLANTIC's real estate investments at March 31, 1998 and its real estate investment activity during the three months then ended is provided under "--Real Estate Investments". A description of the transaction whereby ATLANTIC became an internally managed REIT and the financial impact of this transaction are included under "--Results of Operations--Internalization of Management Transaction".

PROPOSED MERGER TRANSACTION

     On April 2, 1998, ATLANTIC announced a proposed Merger (the "PTR Merger") in which ATLANTIC would be merged with and into Security Capital Pacific Trust ("PTR") (NYSE:PTR), a multifamily REIT currently operating primarily in the western United States The combined company will operate under the name Archstone Communities Trust ("ARCHSTONE"). The Merger Agreement was executed on April 1, 1998 and provides that each issued and outstanding Common Share will be converted into the right to receive one share of PTR common stock and each issued and outstanding Series A Preferred Share will be converted into the right to receive one share of a new class of PTR Series C preferred stock. Additionally, the Merger Agreement provides for PTR to assume all of ATLANTIC's outstanding debt and other liabilities. The PTR Merger has been structured as a tax-free merger and will be accounted for under the purchase method.

     The Board approved the PTR Merger based upon the recommendation of a special committee comprised of the independent members of the Board. The recommendation of this special committee was in part based upon an opinion obtained from a financial advisor engaged to review the fairness of the consideration to be received by ATLANTIC's shareholders other than Security Capital, ATLANTIC's principal shareholder, from a financial point of view. The PTR Merger, which is expected to be consummated by August 1998, is subject to the approval of a majority of ATLANTIC's shareholders, the approval of two-thirds of PTR's shareholders and certain other conditions. ATLANTIC and PTR filed a joint proxy statement with the Securities and Exchange Commission on April 28, 1998 related to the PTR Merger which has not yet been declared effective.

     Security Capital owns approximately 49.9% of the Common Shares and 33.0% of the outstanding shares of PTR common stock and has agreed to vote all of its shares in favor of the PTR Merger, subject to certain conditions. After the PTR Merger is consummated, Security Capital would own approximately 38.7% of ARCHSTONE's common shares and would be ARCHSTONE's largest shareholder.

     The Merger Agreement provides that ARCHSTONE's common share distribution will be initially set at an annualized level of $1.42 per share.

     Based upon the multifamily portfolios of ATLANTIC and PTR at March 31, 1998 and assuming consummation of the PTR Merger, ARCHSTONE would have 307 multifamily communities, consisting of 91,201 units in 19 states and Washington, D.C., of which 26,161 units are under construction or in planning (including 25 communities aggregating 7,875 units that are under control but not owned as of March 31, 1998). Additionally, ARCHSTONE's total market capitalization would be approximately $5.3 billion.

REAL ESTATE INVESTMENTS

OPERATING COMMUNITIES

     The  following  table  summarizes   ATLANTIC's  investment  activity  with
respect to operating communities for the three months ended March 31, 1998 (dollar amounts in thousands):


OPERATING COMMUNITIES AT END OF PERIOD:
         Communities........................................................             81 (1)
         Units                                                                       22,181
         Total investment (2)...............................................  $   1,174,784
         Cost per unit......................................................  $        53.0

INVESTMENT ACTIVITY DURING  THE PERIOD:
     DEVELOPMENTS COMPLETED:
         Communities........................................................              1
         Units                                                                          280
         Total investment (3)...............................................  $      18,905
         Cost per unit......................................................  $        67.5

     ACQUISITIONS (4):
         Communities........................................................              1 (5)
         Units..............................................................            208
         Total investment (2)...............................................  $      10,566
         Cost per unit......................................................  $        50.8


----------
(1) Separate phases of two communities that had previously been combined are now reflected separately in this number.
(2) Represents cost, plus budgeted capital expenditures.
(3) Represents total budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period.
(4) See ATLANTIC's 1997 Annual Report on Form 10-K for a discussion of various risks associated with ATLANTIC's acquisition activities.
(5) Community is located in Indianapolis, Indiana.

     There were no dispositions of operating communities during the three months ended March 31, 1998.

   PARTNERSHIP AGREEMENT

     On May 1, 1998, ATLANTIC acquired a controlling general partnership interest in Atlantic Multifamily Limited Partnership-I ("Partnership-I"). Also on May 1, 1998, Partnership-I acquired six operating communities aggregating 1,494 units. Partnership-I has three additional operating communities, aggregating 890 units, under contract. Two of these communities are expected to be acquired in July 1998 with the remaining community scheduled for acquisition in January 1999.

     Upon completion of the three additional acquisitions, Partnership-I will own nine communities with a total investment of approximately $161.9 million. ATLANTIC will have a 71% general partnership interest in Partnership-I based upon its anticipated total cash investment of approximately $115.0 million. The communities acquired by Partnership-I are not encumbered by debt.

     ATLANTIC is the sole general partner of Partnership-I, which is organized as a Delaware limited partnership. Under the terms of the partnership agreement, ATLANTIC has sole management power over the partnership. Should a community owned by Partnership-I be sold, ATLANTIC has agreed to utilize tax-deferred exchanges in order to mitigate the tax consequences to the limited partners. At any time after one year from the contribution date, the limited partners in Partnership-I are entitled to exchange their partnership units for Common Shares on the basis of one partnership unit for one Common Share. Limited partners are entitled to receive preferential, cumulative quarterly distributions equal to the quarterly distribution in respect of Common Shares. ATLANTIC is entitled to all cash flow in excess of the preferential return.

     The operations of Partnership-I will be consolidated with ATLANTIC's operations in future reporting periods. In accordance with generally accepted accounting principles ("GAAP"), diluted per share net earnings attributable to Common Shares will give effect to these partnership units as if they had been exchanged, to the extent the effect is dilutive. ATLANTIC will calculate both basic and diluted funds from operations per share as if all partnership units have been exchanged.

   COMMUNITIES UNDER DEVELOPMENT

     ATLANTIC believes that development of multifamily communities from the ground up which are built for long-term ownership and designed to meet broad renter preferences and demographic trends will provide a greater source of long-term cash flow growth in the future. While ATLANTIC's development activity is dilutive to net earnings and funds from operations in the short term ($ 0.027 per Common Share for the three months ended March 31, 1998), this activity is expected to add significantly to ATLANTIC's long-term performance as the developments reach stabilization later in 1998 and in subsequent years as shown in the table under "--Current Development Activity".

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

     The lease-up phase commences when units are placed in service. During the lease-up phase, ATLANTIC's policy is to expense operating expenses (including pre-opening marketing expenses) and interest expense which are capitalized during the construction period. The operating expenses and interest expense on such completed units will typically exceed rental revenues, due to less than break-even occupancy, resulting in dilution in the form of a "lease-up" deficit. These deficits are typically experienced for a period of two to four months after "first units" are placed in service.

     Development dilution begins to decline once occupancy increases and revenues from completed units exceed the operating expenses and interest expense associated with such completed units. However, the net operating income generated during this pre-stabilized period is less than the net operating income which would be earned if the community were stabilized. The time required to achieve stabilization generally ranges from six to twelve months after completion of construction. ATLANTIC's portfolio of communities under construction at March 31, 1998 are expected to be stabilized by the third quarter of 2000.

     ATLANTIC's development activity for the three months ended March 31, 1998 is summarized below (dollar amounts in thousands):



   COMPLETIONS DURING PERIOD:
         Communities.........................................................          1
         Units                                                                       280
         Total investment (1)................................................  $  18,905
         Cost per unit.......................................................  $    67.5

   STABILIZATIONS DURING PERIOD:
         Communities.........................................................          3
         Units...............................................................        640
         Total investment (2)................................................  $  44,155
         Cost per unit.......................................................  $    69.0

   UNDER CONSTRUCTION AT END OF PERIOD (3):
         Communities.........................................................         20
         Units...............................................................      5,567
         Total investment(2).................................................  $ 365,257
         Cost per unit.......................................................  $    65.6
         Investment to date..................................................  $ 242,910

--------
(1) Represents total budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period.
(2)    Represents cost, plus budgeted capital expenditures.
(3) See ATLANTIC's 1997 Annual Report on Form 10-K for a discussion of various risks associated with ATLANTIC's development and construction activities.

   CURRENT DEVELOPMENT ACTIVITY

     ATLANTIC's 20  communities   under  construction  at  March  31,  1998  are
located in nine metropolitan areas. The communities are at various stages of completion as presented below (dollar amounts in thousands):


                                                                                             DATE OF        EXPECTED
                                                                 TOTAL          START         FIRST       STABILIZATION
                                   NUMBER      INVESTMENT       EXPECTED         DATE          UNITS          DATE            %
                                     OF         COST TO        INVESTMENT      (QUARTER/     (QUARTER/      (QUARTER/      LEASED
                                   UNITS          DATE            (1)            YEAR)       YEAR) (2)        YEAR)          (3)
                                  ---------    -----------    -------------    ----------    ----------    ------------    --------
DEVELOPMENTS UNDER
CONSTRUCTION AND IN LEASE-UP (4):
 ATLANTA, GEORGIA:
     Cameron Landing...........      368       $ 20,041       $    22,450         1Q/97        4Q/97          3Q/99         91.4%
 BIRMINGHAM, ALABAMA:
     Cameron at the Summit I...      372         21,768            21,874         2Q/96        2Q/97          4Q/98         96.2
 CHARLOTTE, NORTH CAROLINA:
     Cameron Matthews..........      212         11,371            12,195         2Q/97        1Q/98          4Q/98         75.0
     Waterford Square II.......      286         16,015            16,723         2Q/96        2Q/97          4Q/98         69.1
 JACKSONVILLE, FLORIDA:
     Cameron Lakes II..........      253         14,317            15,888         4Q/96        2Q/97          3Q/98         75.0
 NASHVILLE, TENNESSEE:
     Cameron Overlook..........      452         24,238            24,243         2Q/96        2Q/97          4Q/98         95.8
 RICHMOND, VIRGINIA:
     Cameron at Wyndham........      312         20,690            21,301         3Q/96        4Q/97          1Q/99         71.7
 SOUTHEAST FLORIDA:
     Cameron Waterways.........      300         20,611            22,050         1Q/97        1Q/98          1Q/99         73.8
                                ---------    -----------    -------------                                                --------
     TOTAL IN LEASE-UP.........    2,555        149,051           156,724                                                   82.9%
                                ---------    -----------    -------------                                                --------
OTHER DEVELOPMENTS
UNDER CONSTRUCTION:
  ATLANTA, GEORGIA:
     Cameron at Barrett Creek..      332          6,614            23,222         4Q/97        1Q/99          3Q/00         N/A
     Cameron at North Point....      264          8,004            20,348         4Q/97        4Q/98          1Q/00         N/A
     Cameron Bridge............      224          6,617            16,510         4Q/97        4Q/98          4Q/99         N/A
  ORLANDO, FLORIDA:
     Cameron Promenade (5).....      212          9,114            14,078         3Q/97        2Q/98          1Q/99         N/A
     Cameron Wellington II (5).      120          7,602             9,112         3Q/97        2Q/98          4Q/98         N/A
  RALEIGH, NORTH CAROLINA:
     Cameron at Southpoint.....      288          5,357            17,614         3Q/97        4Q/98          4Q/99         N/A
     Cameron Woods.............      328          7,438            19,846         3Q/97        4Q/98          1Q/00         N/A
  RICHMOND VIRGINIA:
     Cameron  at  Virginia           264         12,995            17,345         2Q/97        2Q/98          1Q/99         N/A
     Center (5)................
     Cameron Crossing II.......      144          7,221             9,930         2Q/97        3Q/98          1Q/99         N/A
  SOUTHEAST FLORIDA:
     Cameron Gardens...........      300          8,837            21,365         4Q/97        4Q/98          1Q/00         N/A
     Cameron Palms.............      340          7,073            24,623         4Q/97        4Q/98          1Q/00         N/A
     Cameron Park I............      196          6,987            14,540         4Q/97        4Q/98          3Q/99         N/A
                                ---------    -----------    -------------
     TOTAL OTHER...............    3,012         93,859           208,533
                                ---------    -----------    -------------
     TOTAL DEVELOPMENTS
     UNDER CONSTRUCTION........    5,567     $  242,910     $     365,257
                                =========    ===========    =============


--------
(1) Represents total budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period.
(2) Represents the date the first completed units were made available for leasing (or are expected to be made available for leasing). ATLANTIC begins leasing completed units prior to completion of the entire community.
(3) The percentage leased is based on total units completed and available for lease at March 31, 1998.
(4) A development community is considered in "lease-up" once ATLANTIC begins leasing completed units.
(5)  This community's first units were delivered in April 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     Net earnings attributable to Common Shares for the three months ended March 31, 1998 and 1997 were $15.1 million and $10.2 million, respectively. Net earnings increased $4.9 million in the three months ended March 31, 1998 over the three months ended March 31, 1997.

PROPERTY OPERATIONS

     At March 31, 1998, ATLANTIC had 22,181 operating multifamily units as compared to 19,241 operating multifamily units at March 31, 1997. This increase in the number of communities in operation resulted in an increase in property-level net operating income of $4.8 million as follows (in thousands):


                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                         -----------------------------
                                                                                             1998            1997
                                                                                         -------------   -------------

           Rental income...............................................................   $ 46,148        $ 39,715

           Property operating expenses:
           Rental expenses.............................................................     12,384          11,486
           Real estate taxes...........................................................      4,600           3,849
                                                                                         -------------   -------------
                                                                                            16,984          15,335
                                                                                         -------------   -------------
           Net operating income........................................................   $ 29,164        $ 24,380
                                                                                         =============   =============
           Operating margin (net operating income/rental income).......................       63.2%           61.4%
                                                                                         =============   =============


     The increases in rental income and property operating expenses are primarily the result of the increase in operating units from the first quarter of 1997 to the first quarter of 1998 as discussed above. ATLANTIC's improved operating margin for the first three months of 1998 as compared to the same period in 1997 (63.2% for 1998 and 61.4% for 1997) is the result of 1) ATLANTIC's efforts aimed at reducing resident turnover, thereby reducing the costs associated with re-leasing vacated units; 2) certain programs implemented by ATLANTIC to reduce operating costs, such as the water utility submetering program; and 3) reduced property operating costs incurred in 1998 as a result of ATLANTIC becoming an internally managed REIT. See "--Internalization of Management Transaction". ATLANTIC's operating margin is expected to continue to improve as ATLANTIC completes the communities it currently has under development because operating costs are generally lower for newer communities than for older communities.

     Because ATLANTIC will be completing construction on its current development portfolio and acquiring additional operating communities in its target market, ATLANTIC anticipates increases in rental income and property operating expenses in subsequent periods.

ANALYSIS OF OPERATING RESULTS OF SAME STORE COMMUNITIES

     Operating Summary

     ATLANTIC had 50 "same store" communities that were stabilized throughout the first three months of 1997 and 1998. These same store communities consist of 13,017 units at a total expected investment of $674.4 million (57.4% of ATLANTIC's total operating portfolio) at March 31, 1998. The operating performance of these same store communities was as follows:



                                                                                    FIRST QUARTER
                                                                                     1998 VS. 1997
                                                                                  -----------------
           Collections growth....................................................        2.77%
           Operating expense reduction..........................................        (0.56)%
           Net operating income growth...........................................        4.96%



     ATLANTIC's operating results are a function of rental collections and operating expenses. Rental collections are a function of the rental rates and occupancy levels achieved. ATLANTIC's operating personnel continually monitor rental rates and occupancy levels in an effort to maximize rental collections. ATLANTIC experienced an increase in same store community occupancy during the first three months of 1998 over the first three months of 1997 (95.45% compared to 94.19%). ATLANTIC's same store average rental rate increased by 1.2% for the first three months of 1998 over the first three months of 1997. Consequently, same store rental collections during the first three months of 1998 have increased by 2.77% over the first three months of 1997.

     Operating expense as a percentage of rental income for ATLANTIC's same store communities was 38.4% for the first three months of 1998, primarily due to
ATLANTIC's  efforts   aimed  at  reducing   operating  costs  as  discussed  in
"--Results of Operations--Property Operations". This percentage has ranged between 38.0% and 41.0% during the past two years. The current trends in rental rates, occupancy and operating expenses are expected to have a positive impact on ATLANTIC's future operating results.

   Market Analysis

     The following table presents occupancy levels and collections growth for the 50 same store communities by market:



                                                                     COLLECTIONS                          TOTAL
                                     AVERAGE          AVERAGE           GROWTH         SAME STORE        ATLANTIC
                                     PHYSICAL         PHYSICAL           1998         COMMUNITIES       PORTFOLIO
                                    OCCUPANCY        OCCUPANCY         COMPARED           % BY             % BY
                                       1998             1997           TO 1997           MARKET         MARKET (1)
                                   -------------    -------------    -------------    -------------    -------------
MID-ATLANTIC:
Charlotte, North Carolina........       96.32%   %       89.86%            6.38%            5.58%            5.04%
Columbus, Ohio (2)...............        --               --               --               --               1.28
Greenville, South Carolina (2)...        --               --               --               --               0.98
Indianapolis, Indiana (2)........        --               --               --               --               0.90
Memphis, Tennessee (2)...........        --               --               --               --               2.16
Nashville, Tennessee.............       91.84            94.42            (0.59)            5.22             3.74
Raleigh, North Carolina..........       96.50            93.76             5.05             4.93            10.50
Richmond, Virginia...............       94.05            95.12            (0.99)            4.46             4.17
Washington, D.C..................       95.85            95.94             2.56             4.66             8.19

                                   -------------    -------------    -------------    -------------    -------------
    Total Mid-Atlantic...........       94.80%           93.54%            2.55%           24.85%           36.96%
                                   -------------    -------------    -------------    -------------    -------------

SOUTHEAST:
Atlanta, Georgia.................       95.36%           93.23%            3.05%           43.77%           30.69%
Birmingham, Alabama..............       91.90            93.97            (0.82)            4.28             4.33
                                   -------------    -------------    -------------    -------------    -------------
    Total Southeast..............       95.02%           93.30%            2.74%           48.05%           35.02%
                                   -------------    -------------    -------------    -------------    -------------

FLORIDA:
Ft. Lauderdale/West Palm Beach,
   Florida.......................       97.09%           96.15%            1.49%            7.04%           10.36%
Jacksonville, Florida............       93.64            92.20             1.93             1.85             5.56
Orlando, Florida.................       95.61            95.91             4.06             6.29             3.61
Tampa/Ft. Myers/Sarasota,
   Florida.......................       97.26            96.57             3.55            11.92             8.49
                                   -------------    -------------    -------------    -------------    -------------
    Total Florida................       96.64            96.07             3.00            27.10            28.02
                                   -------------    -------------    -------------    -------------    -------------
    Totals.......................       95.45%           94.19%            2.77%          100.00%          100.00%
                                   =============    =============    =============    =============    =============

--------
(1) Represents percentage of ATLANTIC's total operating communities in each market.
(2)  No communities in this market were stabilized at January 1, 1997.

     While ATLANTIC's same store communities have experienced an overall increase in collections of 2.77% for the first three months of 1998 as compared to the same period in 1997, some markets have experienced decreases in collections. Management believes that the decreases in collections experienced in Nashville, Richmond and Birmingham are caused by temporary supply imbalances and that these cities continue to provide opportunities for long-term growth in cash flow. In Atlanta, which represents 43.77% of the same store communities, same store collections grew 3.05% in the first three months of 1998 over the same period in 1997. In the first quarter of 1998, Atlanta's same store collections grew 1.05% over the fourth quarter of 1997.

HOMESTEAD CONVERTIBLE MORTGAGES INTEREST INCOME

     At March 31, 1998, ATLANTIC had funded $106.0 million of its total funding commitment to Homestead of $111.1 million as compared to funding of $20.0 million at March 31, 1997. ATLANTIC funded the remaining $5.1 million of the commitment to Homestead in April 1998. For the three months ended March 31, 1998 and 1997, ATLANTIC recognized interest income related to the Homestead
Convertible Mortgages of $2.1 million and $0.2 million, respectively. The increase in interest income for the period ended March 31, 1998 as compared to the same period in 1997 is due to the larger amount of Homestead Convertible Mortgages outstanding in 1998 as compared to 1997.

     The aggregate income recognized on the Homestead Convertible Mortgages consists of:

     (i)   the interest income recognized at 9% per annum,
     (ii)  the  amortization  of  the  original  issue   premium  which  reduces
           income,
     (iii) the amortization of the discount on the conversion feature which increases income, and
     (iv) the amortization of th deferred commitment fee which increases income.

     The effective interest rate on the funded amount is 8.46% per annum for purposes of calculating net earnings. The effective interest rate on the funded amount is 7.09% per annum for purposes of calculating funds from operations because the amortization of the discount on the conversion feature and the amortization of the deferred commitment fee are deducted from net earnings in calculating funds from operations. The Homestead Convertible Mortgages provide ATLANTIC with a source of future liquidity and financial flexibility. See "--Liquidity and Capital Resources--Homestead Convertible Mortgages".

DEPRECIATION EXPENSE

     The increase in depreciation expense of $1.7 million for the three months ended March 31, 1998 as compared to the same period in 1997 results primarily from the net increase in operating communities in 1998. See "--Results of Operations--Property Operations".

INTEREST EXPENSE

     The following summarizes ATLANTIC's interest expense (in thousands):


                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 ---------------------------
                                                                    1998            1997
                                                                 -----------     -----------

               Mortgages payable ...........................     $   3,015       $   2,650
               Notes payable...............................          2,787           --
               Short-term borrowings.......................          3,158           4,664
               Capitalized interest........................         (3,051)         (2,553)
                                                                 -----------     -----------
                   Total interest expense..................      $   5,909       $   4,761
                                                                 ===========     ===========

     Mortgage interest expense increased $0.4 million for the three months ended March 31, 1998 as compared to the same period in 1997. This increase is the result of additional weighted average mortgage debt outstanding.

     ATLANTIC issued notes payable in August 1997 and recognized $2.8 million of interest related to this debt for the three months ended March 31, 1998.

     Interest expense on ATLANTIC's short-term borrowings decreased $1.5 million for the three months ended March 31, 1998 from the three months ended March 31, 1997. This decrease is primarily a function of a decrease in the average outstanding balance ($186.2 million in 1998 as compared to $260.9 million in 1997) and a lower weighted-average daily interest rate (6.68% in 1998 as compared to 7.10% in 1997).

     The increase in interest expense is offset by increases in capitalized interest of $0.5 million for the three months ended March 31, 1998 as compared to the same period in 1997. This increase in capitalized interest is the result of ATLANTIC's increased development activity in 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased by $1.2 million for the three months ended March 31, 1998 over the three months ended March 31, 1997, primarily due to costs incurred after the internalization of management transaction. See "--Internalization of Management Transaction".

INTERNALIZATION OF MANAGEMENT TRANSACTION

     ATLANTIC acquired the operations and business of Security Capital (Atlantic) Incorporated (the "REIT Manager") and SCG Realty Services Atlantic Incorporated (the "Property Manager") on September 9, 1997 from Security Capital, ATLANTIC's principal shareholder, in exchange for 2,306,591 Common Shares.

     Concurrent with this transaction, ATLANTIC terminated its REIT management agreement with the REIT Manager and its property management agreement, covering approximately 97% of ATLANTIC's operating communities, with the Property Manager. Consequently, ATLANTIC has not incurred the costs associated with these agreements in 1998. However, for the three months ended March 31, 1998, ATLANTIC did incur certain of the operating costs of the businesses acquired, primarily the personnel costs associated with the employees of the REIT Manager and the Property Manager who are now employees of ATLANTIC. Also, ATLANTIC purchased certain administrative services from Security Capital under an Administrative Services Agreement ("ASA"). The fees payable under the ASA are equal to Security Capital's direct cost plus an overhead factor of 20%. ATLANTIC incurred $0.7 million under the ASA for the three months ended March 31, 1998. For the year ended December 31, 1998, ATLANTIC's costs under the ASA cannot exceed $3.7 million, but may be less than that amount as any cost savings will accrue to ATLANTIC.

     Costs related to the management function, including charges under the ASA, incurred subsequent to September 9, 1997 are collectively referred to as
"management costs". Management costs related to property operations are reflected as rental expenses in arriving at net operating income. Certain qualifying management costs related to the acquisition and development of multifamily communities have been capitalized ($1.5 million for the three months ended March 31, 1998). Management costs that have not been capitalized and are not classified as rental expenses are reflected as general and administrative expenses. On April 1, 1998 ATLANTIC adopted a new accounting rule and will no longer capitalize internal management costs incurred related to the acquisition of operating communities. The new rule is not expected to have a material impact on ATLANTIC's financial position or results of operations.

EXTRAORDINARY ITEM--COSTS RELATED TO EARLY EXTINGUISHMENT OF DEBT

     In March 1998, ATLANTIC prepaid the principal balance of the mortgage note associated with Cameron Villas I. This prepayment, which extinguished high interest rate debt (8.75% stated interest rate), required ATLANTIC to pay
$119,000 of costs which have been reflected as an extraordinary item in the condensed statement of earnings for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

     ATLANTIC considers its liquidity and ability to generate cash from operations and financings to be adequate and expects it to continue to be adequate to meet ATLANTIC's development, acquisition, operating and debt service needs as well as its shareholder distribution requirements prior to the consummation of the PTR Merger.

     At May 1, 1998, ATLANTIC had $59.3 million available for short-term borrowing. ATLANTIC uses its short-term borrowing capacity to meet its operating, investing and shareholder distribution requirements. ATLANTIC had intended to issue unsecured long-term debt in the second quarter of 1998 and use the proceeds from this offering to repay its short-term borrowings. In light of the PTR Merger, ATLANTIC no longer intends to issue the unsecured long-term debt. Accordingly, ATLANTIC has negotiated, but not yet closed, on an agreement that will provide for $150 million of unsecured bridge financing which will meet ATLANTIC's liquidity needs until the PTR Merger is consummated.

     Should the PTR Merger not be consummated, ATLANTIC believes it will be able to finance its future activities with its shelf-registered securities ($492.6 million at March 31, 1998) which can be issued in the form of unsecured long-term debt, preferred stock or common stock on an as-needed basis, subject to ATLANTIC's ability to effect an offering on satisfactory terms. ATLANTIC believes that its current conservative ratio of long-term debt to total long-term undepreciated book capitalization (which was 24.3% at March 31, 1998) provides considerable flexibility to prudently increase its capital base by utilizing long-term debt as a financing tool in the future within the framework of the restrictive covenants in ATLANTIC's current debt agreements. Long-term undepreciated book capitalization is defined as the sum of long-term debt and shareholders' equity after adding back accumulated depreciation.

     Net cash flow provided by operating activities increased by $2.7 million for the three months ended March 31, 1998 as compared to the same period in 1997, principally due to the increased number of communities in operation in 1997. ATLANTIC's investment activities during the three months ended March 31, 1998 used $59.1 million of cash on a net basis, a decrease of $10.2 million from the three months ended March 31, 1997. Such activities consisted primarily of acquiring and developing multifamily communities in both 1998 and 1997. Additionally, ATLANTIC funded $20.0 million of its commitment to Homestead during the three months ended March 31, 1997. ATLANTIC's financing activities provided net cash flow of $41.4 million for the three months ended March 31, 1998 and $52.1 million for the three months ended March 31, 1997. ATLANTIC's financing activities in both periods consisted primarily of short-term borrowings.

   HOMESTEAD CONVERTIBLE MORTGAGES

     At March 31, 1998, ATLANTIC had funded $106.0 million of its total $111.1 million commitment to Homestead and the remaining $5.1 million commitment was funded in April 1998. As of April 30, 1998, ATLANTIC owned Homestead Convertible Mortgages with a face amount of $98.0 million. These mortgages are convertible into Homestead common stock on a basis of one share of Homestead common stock for every $11.50 of principal outstanding. Assuming full conversion of the Homestead Convertible Mortgages and using the Homestead common stock closing price on March 31, 1998, ATLANTIC's ownership would result in the following incremental value per ATLANTIC Common Share (in thousands, except per share amounts):




                      Homestead common stock price at March 31, 1998..........................    $      15.125
                      Conversion price........................................................           11.500
                                                                                                   --------------
                      Incremental value per share of Homestead common stock...................    $       3.625
                      Shares of Homestead common stock issuable upon conversion...............            8,522
                                                                                                   --------------
                      Total incremental value from conversion.................................    $      30,892
                      Common Shares outstanding at March  31, 1998............................           47,761
                                                                                                   --------------
                      Assumed incremental value per Common Share..............................    $        0.65
                                                                                                   ==============

     The Homestead Convertible Mortgages, which are not callable until 2001, provide ATLANTIC with another source of future liquidity and financial flexibility. Management intends to monitor its investment in the Homestead Convertible Mortgages and evaluate opportunities to utilize this financial resource. See "--Results of Operations--Homestead Convertible Mortgages Interest Income".

COMMITMENTS

     ATLANTIC had communities in various stages of development at March 31, 1998. The developments, which are shown below, are subject to a number of conditions and ATLANTIC cannot predict with certainty that any of them will be consummated (dollar amounts in millions):


                                                                                                          CONTRACTUALLY
                                                   NUMBER             TOTAL                                 COMMITTED
                                                     OF              EXPECTED            UNFUNDED            UNFUNDED
                                                    UNITS         INVESTMENT (1)          AMOUNT              AMOUNT
                                                 ------------    -----------------     --------------    -----------------

Communities under construction:
     In lease-up.............................         2,555      $         156.7       $        7.7      $           7.7
     Other...................................         3,012                208.6              114.7                114.7
                                                 ------------    -----------------     --------------    -----------------
                                                      5,567                365.3              122.4                122.4
                                                 ------------    -----------------     --------------    -----------------
Communities in planning (2):
     Owned...................................         1,772                118.7              100.0                   --
     Under control...........................         2,584                182.0              179.9                   --
                                                 ------------    -----------------     --------------    -----------------
                                                      4,356                300.7              279.9                   --
                                                 ------------    -----------------     --------------    -----------------
         Totals..............................         9,923      $         666.0       $       402.3     $         122.4
                                                 ============    =================     ==============    =================

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

     ATLANTIC occasionally utilizes derivative financial investments as hedges to manage interest rate risk on anticipated future transactions. ATLANTIC does not use derivative financial instruments for trading purposes. In October 1997, ATLANTIC entered into an interest rate contract in anticipation of a 1998 long-term debt offering. This contract had a notional amount of $100.0 million. ATLANTIC does not intend to complete this long-term debt offering in light of the PTR Merger. Accordingly, ATLANTIC expensed the approximately $6.0 million loss realized on this contract upon the expiration of the contract in April 1998. See "--Overview".

OTHER CONTINGENCIES

     ATLANTIC is party to various claims and routine litigation arising in the ordinary course of business. ATLANTIC does not believe that the claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position or results of operations.

COMMON SHARE DISTRIBUTIONS

     ATLANTIC's current distribution policy is to pay quarterly cash distributions to common shareholders based upon what it considers to be a reasonable percentage of cash flow. Because depreciation is a non-cash expense, cash flow typically will be greater than earnings from operations and net earnings. Therefore, quarterly cash distributions will be higher than quarterly earnings, resulting in a reduction to shareholders' equity. ATLANTIC announces the following year's projected annual distribution level after its Board annual budget review and approval in December of each year. As its December 4, 1997 meeting, the Board announced a projected annual distribution level of $1.60 per Common Share for 1998. The first quarter 1998 distribution was paid on February 26, 1998. On April 29, 1998 the Board declared a distribution of $0.40 per Common Share payable on May 27, 1998 to holders of record of Common Shares on May 13, 1998. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of ATLANTIC. The Merger Agreement discussed under "--Proposed Merger Agreement" provides that after the PTR Merger is consummated, ARCHSTONE's common share distribution will be initially set at an annualized level of $1.42 per share.

FUNDS FROM OPERATIONS

Funds from operations is defined as net earnings computed in accordance with GAAP, excluding real estate depreciation, gains (or losses) from depreciated real estate, provisions for possible losses, non-cash interest income, extraordinary items and significant non-recurring items. Funds from operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of ATLANTIC's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. ATLANTIC believes that funds from operations is helpful to a reader as a measure of the performance of an equity REIT because, along with cash flow from operating, investing and financing activities, it provides a reader with an indication of the ability of ATLANTIC to incur and service debt, to make capital expenditures and to fund other cash needs. The funds from operations measure presented by ATLANTIC, while consistent with the National Association of Real Estate Investment Trusts' definition, will not be comparable to similarly titled measures of other REITs which do not compute funds from operations in a manner consistent with ATLANTIC. Funds from operations is not intended to represent cash made available to shareholders. Funds from operations were as follows (in thousands):

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   ------------------------------
                                                                                       1998             1997
                                                                                   -------------    -------------
Net earnings attributable to Common Shares.....................................    $    15,097      $    10,178
Add (deduct):
     Real estate depreciation..................................................          7,770            6,132
     Provision for possible loss on investments................................           --                200
     Non-cash interest income..................................................           (230)             (20)
     Extraordinary item-costs related to early extinguishment of debt..........            119             --
                                                                                   -------------    -------------
Funds from operations..........................................................         22,756           16,490
Cash common distributions paid.................................................        (19,104)         (14,778)
                                                                                   -------------    -------------
Excess of funds from operations over cash common distributions paid............    $     3,652      $     1,712
                                                                                   =============    =============
Basic and diluted weighted-average Common Shares outstanding...................         47,751           37,892
                                                                                   =============    =============

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits



         12.1     Statement regarding Computation of Ratio of Earnings to  Fixed
                  Charges
         12.2     Statement  regarding  Computation  of Ratio of  Earnings  to
                  Fixed Charges and Preferred  Stock Dividends
         15       Letter from Ernst & Young LLP dated  May  13,  1998  regarding unaudited  financial  information
         27       Financial Data Schedule

  (b) Reports on Form 8-K:


      DATE                     ITEMS REPORTED              FINANCIAL STATEMENTS
      ----                     --------------              --------------------

      April 3, 1998            Item 5                              No

      April 24, 1998           Item 5                              Yes


                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                     SECURITY CAPITAL ATLANTIC INCORPORATED



                                     /S/ CONSTANCE B. MOORE
                                     ________________________________________
                                              Constance B. Moore
                                     CO-CHAIRMAN AND CHIEF OPERATING OFFICER

                                    /S/ WILLIAM KELL
                                    _________________________________________
                                                 William Kell
                                    SENIOR VICE PRESIDENT AND CONTROLLER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)




Date: May 14, 1998